Form 10-K
period 2020-12-31
Clever Leaves Holdings Inc.
filed 2021-03-30
CIK 1819615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2020

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-39820

Clever Leaves Holdings Inc.
(Exact Name of Registrant as Specified in its Charter)
____________________________

British Columbia, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

489 Fifth Avenue, 27th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 880-4382
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares without par value	CLVR	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one common share at an exercise price of $11.50	CLVRW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
		Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant's common equity. The registrant’s common shares and warrants began trading on The Nasdaq Stock Market LLC on December 18, 20.

The number of registrant’s common shares and non-voting outstanding as of March 26, 2021 was 24,928,260 and 1,217,826, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2021 Annual Shareholder Meeting be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 are incorporated by reference into Parts II and III of this annual report on Form 10-K.

CLEVER LEAVES HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this annual report on Form 10-K of Clever Leaves Holdings Inc. (“Form 10-K”) constitute forward-looking statements that do not directly or exclusively relate to historical facts. You should not place undue reliance on such statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “could,” “may,” “would,” “should,” “intend,” “plan,” “potential,” “predict,” “forecast,” “will,” “expect,” “budget,” “contemplate,” “believe,” “estimate,” “continue,” “project,” “positioned,” “strategy,” “outlook” and similar expressions. You should read statements that contain these words carefully because they:
•discuss future expectations;
•contain projections of future results of operations or financial condition; or
•state other “forward-looking” information.

All such forward-looking statements involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. We believe it is important to communicate our expectations to our security holders. However, there may be events in the future that we are not able to predict accurately or over which they have no control. The risk factors and cautionary language discussed in this Form 10-K provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:
•changes adversely affecting the industry in which we operate;
•our ability to achieve our business strategies or to manage our growth;
•general economic conditions;
•the effects of the coronavirus on the global economy, on the global financial markets and on our business;
•our ability to maintain the listing of our securities on Nasdaq;
•our ability to retain our key employees;
•our ability to recognize the anticipated benefits of the business combination (the “Business Combination”) with Schultze Special Purpose Acquisition Corp. (“SAMA”); and
•the result of any future financing efforts; and
•other factors that are more fully discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” section and elsewhere in this Form 10-K.

These risks could cause actual results to differ materially from those implied by the forward-looking statements contained in this Form 10-K.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

PART I
Item 1. Business
Our Mission

Our mission is to be an industry-leading global cannabinoid company recognized for our principles, people and performance while fostering a healthier global community. Our mission is encapsulated in our motto to “Cultivate Mojo. Create Value. Change Lives.”

Our Company

We are a multi-national operator in the botanical cannabinoid and nutraceutical industries, with operations and investments in Colombia, Portugal, Germany, the United States and Canada. We are working to develop one of the industry’s leading, low-cost global business-to-business supply chains with the goal of providing high quality, pharmaceutical grade cannabis and wellness products to customers and patients at competitive prices. We have invested in ecologically sustainable, large-scale, botanical cultivation and processing as the cornerstone of our medical cannabinoid business, and we continue to develop strategic distribution channels and brands. We currently own over 1.9 million square feet of greenhouse cultivation capacity across two continents and approximately 15 million square feet of agricultural land, with an option to acquire approximately 73 million additional square feet of land for cultivation expansion. In addition, our pharmaceutical-grade extraction facility is capable of processing 104,400 kg of dry flower per year and is expandable to over 300,000 kg of dry flower per year with limited additional investment.

In July 2020, we also became one of a small number of vertically integrated cannabis companies in the world to receive European Union Good Manufacturing Practices ("EU GMP") certification for our Colombian operations. We believe these features of our business provide us with one of the largest licensed capacities for cannabis cultivation and cannabinoid extraction globally, while our strategically located operations allow us to produce our products at a fraction of the average cost of production incurred by our peers in Canadian and the United States.

In addition to the cannabinoid business, we are also engaged in the non-cannabinoid business of formulating, manufacturing, marketing, selling, distributing, and otherwise commercializing homeopathic and other natural remedies, wellness products, and nutraceuticals to more than 15,000 retail locations across the United States, through our wholly owned subsidiary Herbal Brands, Inc. (“Herbal Brands”). Herbal Brands is an Arizona based GMP-compliant, Food and Drug Administration ("FDA") registered facility and national distributor of nutraceutical products. Herbal Brands’ nationwide customer base provides a platform we can leverage for greater potential cannabinoid distribution in the future, should U.S. federal laws change and regulations permit.

Our principal operations are in four key geographies:

•Colombia. We believe we have one of the largest licensed productive capacity footprints to produce medical cannabis in Colombia with 18 greenhouses creating 1.8 million square feet of cultivation space. With 6 million square feet of leased or owned land, our greenhouse cultivation can be expanded to approximately 2.5 million square feet at our existing operating site. We also have an option to acquire approximately 73 million additional square feet of agricultural land for open field cannabis production. In May 2020, four of our Colombian cultivation operations, including some of our greenhouses, our propagation area, and our post-harvest facility, were granted Good Agricultural and Collection Practices ("GACP") certification by Colombian Control Union Medical Cannabis Standard ("CUMCS"), and in November 2020, we obtained the GACP certification for all our Colombian greenhouses. As a quality assurance standard, GACP certification increases our ability to attract customers and enables us to produce pharmaceutical-grade cannabis products for domestic and international markets. Our Colombian manufacturing facilities were granted Colombian GMP certification by the National Institute of Surveillance of Pharmaceuticals and Food (Instituto Nacional de Vigilancia de Medicamentos y Alimentos), Colombia’s food and drug regulatory agency ("INVIMA") in August 2019 and EU GMP certification by the Croatian Agency for Medicinal Products and Medical Devices ("HALMED") in July 2020. Our post-harvest facility also received EU GMP certification in July 2020. With 32 genetic strains of cannabinoids registered in Colombia, we are principally focused on cultivation and extraction activities.

•Portugal. Our European production operations are headquartered in Portugal where we have approximately 9 million square feet of agricultural and agro-industrial land and approximately 110,000 square feet of existing greenhouse facilities. In November 2019, we received a pre-license notice and authorization from National Authority of Medicines and Health Products, the Portuguese pharmaceutical regulator ("INFARMED") to begin preliminary cultivation operations, including an authorization to import cannabis genetics and engage in cultivation for research and development purposes. With this authorization, we completed our first test harvest of medicinal cannabis for research and development purposes in the first half of 2020. In August 2020, we received a provisional license from INFARMED to cultivate, import and export dried cannabis flower produced at our Portuguese cultivation site and in March 2021, we received our definitive license. Under the current license granted by INFARMED, our production facility in Portugal is currently cultivating cannabis for commercial purposes.

•Germany. We are building a distribution network in Germany through our relationship with Cansativa GmbH (“Cansativa”), an European Union Good Distribution Practices ("EU GDP") and EU GMP certified and established cannabis importer and distributor, in which we have a minority investment. Although we have yet to sell any products to or through Cansativa, we have a preferred supply relationship with Cansativa with respect to products sourced from Colombia. We are also developing a German subsidiary, which will be a wholly-owned importer and distributor of medical cannabis products, through which we plan to market our pharmaceutical cannabinoid brand IQANNA. Our German subsidiary has an office in the state of Hessen, Germany and is in the process of applying for necessary licenses and authorizations to import and distribute cannabis products in Germany for pharmaceutical use. We have imported pharmaceutical and narcotic products to Germany on a limited basis but there could be no assurance that we will be able to continue to do so in the future.

•United States. Through Herbal Brands, which manufactures and distributes non-cannabinoid nutraceutical products to more than 15,000 retail locations across the United States, we have a platform we believe we can leverage for cannabinoid distribution in the future, subject to changes in U.S. federal law. While we do not sell or distribute any cannabinoid products in the United States, we received an import authorization from the U.S. Drug Enforcement Administration ("DEA") and completed our first medical cannabis shipment into the United States for limited test purposes in 2020.
Our Competitive Strengths

We believe we distinguish ourselves from our competitors by virtue of the following strengths:

Leader in low-cost, high quality pharma-grade cannabinoid cultivation and extraction

We believe we are well positioned to become a leader in low-cost, high quality and large-scale botanical cannabinoid production. In Colombia, we believe we have one of the largest licensed productive capacity footprints to produce medical cannabis with 18 greenhouses creating 1.8 million square feet of cultivation space. With 6 million square feet of leased or owned land, our greenhouse cultivating can be expanded to approximately 2.5 million square feet at our existing operating site. We also have an option to acquire approximately 73 million additional square feet of agricultural land for open field cannabis production. We have 104,400 kg of dry flower extraction capacity per year in one of the world’s few EU GMP certified operations. In addition to the favorable climate, 12 hours of daily sunlight year-round and topographical benefits, Colombia’s lower cost of living, and labor and construction costs (as compared to the United States or Canada) help to reduce labor overhead and capital expenditure, enabling us to operate and scale our business with operating costs that are competitive across our industry. In Portugal, we own approximately 9 million square feet of agricultural and agro-industrial land and approximately 110,000 square feet of existing provisionally licensed greenhouse facilities, which also provides us with a favorable cost structure.

Pharmaceutical-grade, GMP-certified production

Our production chain has been awarded certifications which demonstrate compliance with some of the world’s most stringent pharmaceutical quality standards. With GACP certified cultivation and EU GMP certified post-harvest and extraction, our EU GMP certified product portfolio is distinctive in that it includes API and semi-finished and finished pharmaceutical products. We believe there are fewer than ten cannabis companies globally with the breadth of EU GMP certification that we were awarded for cannabis extracts, and Clever Leaves is currently Latin America’s only cannabis producer with an EU GMP certification.

The EU GMP certification is a requirement for commercialization of pharmaceutical products in Europe and indicates that the products are produced to the high quality requirements necessitated in the European Union. The European Union Good Manufacturing Practices govern the manufacture of medicinal products within the EU and constitute one of the highest globally recognized product quality standards. The EU GMP certification asserts the manufacturer compliance with consistent and controlled quality standards in the covered manufacturing processes of medicines and API. The EU GMP standards are compiled in the EU GMP Guidelines, which encompass the quality standards in the production, handling, storage and packaging of the medicinal products and active pharmaceutical ingredients.

A prerequisite under EU GMP is that medicinal products are of consistently high quality and provide detailed traceability of all their components. As such, EU GMP gives potential customers of medicinal products additional comfort that our products may be more suitable for their intended use than those of our competitors that do not have this certification. Importantly, these customers may use the product in clinical trials and in obtaining marketing authorizations. As a result, our EU GMP certification facilitates the movement of goods, contributes to the credibility of our product and expands our ability to serve the burgeoning European medical cannabis markets, which are subject to strict quality, compliance and regulatory requirements.

For emerging markets that have not yet established quality standards or which do not necessarily require EU GMP certification, EU GMP certification also serves as a strong quality signal, potentially attracting customers that may not otherwise require EU GMP certification. We expect that EU GMP certification will unlock new international markets that require such certification as well as higher price points for our products given the pharma-quality advantage and validation of quality and consistency.

The EU GMP certification received by Clever Leaves in July 2020 covers the part of the manufacturing process that begins with the trimming of the flower at the cultivation site until packaging, which is conducted at the extraction facility in Colombia. If Clever Leaves develops a new product that requires a manufacturing process not included in the company’s existing EU GMP certification, it must request for an audit of the new manufacturing process and its inclusion in the existing EU GMP certification.

Each EU GMP certification is granted to specific manufacturing processes, conducted under specific conditions and, thus, it is tied to the specific facility where those manufacturing conditions were audited and certified as compliant. The EU GMP certification received by Clever Leaves is valid for three years, which is the maximum validity period possible, and is renewable upon assessment by EU GMP inspectors. In order to maintain its EU GMP certification, Clever Leaves is required to comply with the EU GMP Guidelines and may be subject to visits and information request by EU GMP inspectors.

Optimized footprint for long-term

We have significant operations in Latin America, Europe and, with respect to our non-cannabinoid nutraceutical products, North America. Our business model focusing on geographic diversification and optimization distinguishes us from many Canadian licensed producers ("LPs"), U.S. multi-state operators ("MSOs") and U.S. single-state operators ("SSOs"), which are commonly confined to one geography and may be reliant on initial market protections afforded by the existing regulatory framework in their respective jurisdictions. Unlike certain Canadian LPs, U.S. MSOs and SSOs, we can scale our production in low-cost regions of the world, such as Colombia and Portugal, while maintaining access to some higher value-added end markets such as the EU because of our EU GMP certification and our global operating network. We do not plan to relocate or outsource our production to low-cost regions in the future, since we are already established in several of these geographies. U.S. MSOs typically construct semi-redundant or incompatible infrastructure due to state-by-state regulation and licensing and face a variety of legal and operational challenges because cannabis is not legal under U.S. federal law and interstate commerce is prohibited. Although certain Canadian LPs, U.S. MSOs and SSOs may benefit from restrictions on importation of cannabis or hemp from other geographies, creating current market protections, legalization of imported cannabinoid products, should this occur, may create future new opportunities in Canada and the United States for multi-national operator ("MNOs") and create competition for incumbents.

Developing export distribution channels

We continue to build our sales pipeline with businesses in various jurisdictions that have legalized medical cannabis derived products or low tetrahydrocannabinol (“THC”) and hemp derived products. To date, we have had limited export shipments of our cannabis products to Australia, Brazil, Canada, Chile, Germany, Israel, Italy, Netherlands, New Zealand, Perú, Poland, Spain, South Africa, the United Kingdom, and the United States. Germany, as the largest economy in the EU and a country with public insurance coverage for medical cannabis, is strategically positioned as our launch point for a further expansion into the European cannabis industry. We have established two conduits into Germany through our wholly owned subsidiary focused on the initial stage of importation, commercialization and distribution of medicinal cannabis, and our minority investment in Cansativa, one of the largest German GMP and GDP certified pharmaceutical cannabis importers and distributors.

Advantages from early establishment in Colombia

In Colombia, plant varietals cannot be commercialized until they have been registered with Colombian Agricultural Institute ("ICA"), the Colombian agricultural regulator. We have 32 genetic strains of cannabinoids registered in Colombia. Prior to December 2018, cannabis strains were subject to a more streamlined regulatory registration process by ICA. A cannabis producer entering the Colombian cannabis industry today would likely be required to comply with more stringent and lengthy genetics registration and quarantine protocols. Our relatively long-term presence in Colombia and established track record with Colombian regulators has contributed to our receipt of some of the country’s first and largest quotas for the cultivation and extraction of high-THC cannabis products. For example, in 2020, we received quotas to extract approximately 26,466 kg of cannabis biomass. This represents approximately 47% of the International Narcotics Control Board ("INCB’s") 2020 initial allocation to Colombia. The Colombian quota was increased during 2020. In 2021, the Colombian Technical Quotas Group (“TQG”) authorized our Colombian operations to manufacture up to approximately 59,000 kilograms of cannabis into dried flower derivatives. According to the International Narcotics Control Board’s publicly disclosed data, our total allocation represents 50% of Colombia’s total quota and approximately 18% of the world’s legal medical cannabis production quota for 2021. In addition, we were the first company to receive Colombian GMP certification by INVIMA.

Talented and experienced leadership with operational and regulatory expertise

Our company is led by a highly knowledgeable management team of experienced professionals. Kyle Detwiler, our director and Chief Executive Officer, has a track record of evaluating and executing investments in Latin America at KKR & Co. Inc., The Blackstone Group Inc. and Silver Swan LLC. Andres Fajardo, our director and President, has more than 20 years of management experience, having served as CEO of IQ Outsourcing, a leading Colombian business processing outsourcing firm, and previously as a principal member at Booz & Company. Julian Wilches, our Chief Regulatory Officer, brings extensive regulatory experience as he previously served as Director of Drug Policy for the Colombian Ministry of Justice and Law. Henry Hague III, our Chief Financial Officer, brings extensive experience in providing financial leadership to various public and private entities in the pharmaceutical, biomedical, and cannabinoid industries. Our management team has significant experience identifying and scaling attractive business models, and with evaluating investment opportunities, partnerships and other growth opportunities. We focus on making strategic decisions that will allow us to grow our business over the long-term and increase shareholder value. We intend to leverage this experience and existing relationships to build strategic partnerships with leading companies across the cannabis supply chain, including wellness, nutraceutical and pharmaceutical companies.

Our Strategy for Growth

We plan to utilize our existing infrastructure and make future incremental investments to drive sales growth in the rapidly expanding cannabis markets globally. We aspire to build a leading international low-cost and pharmaceutical-grade cannabinoid company through the following strategies:

Securing strategic partnerships

Our business model is focused on partnering with leading and emerging cannabis and pharmaceutical businesses by providing them with lower cost product, variable cost structures, reliable supply throughout the year, and accelerated speed to market. We believe this is achievable due to our production locations, capacity, product registrations and various product certifications.

We received financial investments in the past from parties or entities in Australia, Brazil and Mexico interested in future commercial partnerships and are working to expand the scope of these relationships, subject to compliance with regulation and our product capabilities.

Expanding our sales and distribution footprint

We believe that our Latin American and European presence will allow us to take advantage of the opportunities arising from the growing global cannabis industry.

We continue to develop our sales and distribution footprint throughout Europe, with a near-term primary focus on Germany. In Germany, our plan includes a combination of commercializing active pharmaceutical ingredients ("API"), establishing licensing partners with local players, and commercializing our IQANNA branded pharmaceutical cannabis products that are currently in the pipeline. In addition, we are building relationships with businesses in Australia, Brazil, Canada, Colombia, Chile, Germany, Israel, Mexico, New Zealand, Peru, Portugal, South Africa, the United Kingdom and other countries in the European Union with the objective of preparing, planning or executing commercial shipments to such businesses, although completion of these shipments is not guaranteed and is subject to progress on factors including regulation, regulatory approvals, agreement on commercial parameters, negotiation of definitive documentation, successful test shipments, and validation by third party laboratories. We believe these are attractive markets due to their long-term potential, stringent quality requirements that fit our supply chain strengths, and improving regulatory frameworks.

While we do not currently sell any cannabinoid products in the United States, we plan to leverage Herbal Brands’ significant distribution capability to sell cannabinoids or products containing cannabinoids when U.S. Federal law changes and as regulations permit. Herbal Brands has access to more than 15,000 retail locations in the United States, including specialty and health retailers, mass retailers and specialty and health stores.

Strategically increasing our cultivation and extraction capacity

To capitalize on the market opportunities as they emerge in Europe and globally, we are investing thoughtfully and strategically to expand our operations. This includes production capacity expansion as needed as well as the enhancement of certain of our cultivation, processing and packaging and genetics capabilities to gain efficiencies as we increase the scale of our operations.

In Colombia, we have 18 greenhouses creating 1.8 million square feet of cultivation space. With 6 million square feet of leased or owned land, our greenhouse cultivation can be expanded to approximately 2.5 million square feet at our existing operating site. We also have an option to acquire approximately 73 million additional square feet of agricultural land for open field cannabis production. Although we have built a limited amount of preliminary infrastructure on this property and we have licensed the property for cultivation activity, we are currently holding further development of this expansion pending increases in customer demand. Due to the scale and novelty of the operation, we would need to construct additional infrastructure and develop new processes to manage the scale of biomass production at this expansion site.

Since late 2018, we have been developing an expansion project in Southern Europe. After selecting Portugal in August 2019 due to its climate conditions, relatively low operating costs compared to other European countries and access to high quality facilities and talent, we acquired approximately 9 million square feet of agricultural and agro-industrial land and approximately 110,000 square feet of existing greenhouse facilities. In November 2019, we received a pre-license notice and authorization from INFARMED to begin preliminary cultivation operations, including the right to import cannabis genetics and engage in cultivation for research and development purposes. In August 2020, we received a license from INFARMED to cultivate, import and export dried cannabis flower produced at our Portuguese cultivation site and, similar to other licensed cannabis companies in Portugal, we are listed as of August 2020 on INFARMED’s Licensing Department’s registry. Due to the COVID-19 pandemic and restrictions on INFARMED’s ability to conduct a physical inspection of our Portuguese operation, the license was issued under a special licensing procedure and requires a confirmatory physical inspection from INFARMED. Our license provides our Portuguese operations the same rights and qualifications as licenses issued under the normal procedures, including the ability to conduct commercial operations. In August 2020, we received a provisional license from INFARMED to cultivate, import and export dried cannabis flower produced at our Portuguese cultivation site and in March 2021, we received our definitive license. Under the current license granted by INFARMED, our production facility in Portugal is currently cultivating cannabis for commercial purposes.

Capitalize on regulatory developments

As cannabis regulations evolve, we intend to broaden our product offering. We have seen an emergence of interest in products derived from hemp or cannabis that have non-detectable or ultra-low levels of THC. These products may be compliant with a broader range of regulations to facilitate CBD or other hemp-derived botanical products. Expanding our capacity for THC removal could yield additional demand from our customers.

We also closely monitor the regulation of cannabinoid products in the United States. To date, we have imported cannabinoid products from Colombia with both explicit import permits from the U.S. DEA for testing purposes, as well as importing under the Farm Bill for product development purposes. However, evolving regulation surrounding the 2018 Farm Bill, by the U.S. FDA for CBD or around the legalization of broader cannabis use for medical or other purposes may create the opportunity either for imports from Colombia and Portugal and/or the commercialization of cannabinoid products in the United States. Herbal Brands is currently conducting research and development on a variety of CBD products it could launch and distribute through its existing distribution channels.

Regulations in other parts of the world, including in Latin America, are rapidly evolving. For example, in late 2019, the Brazilian Health Regulatory Agency ("ANVISA") approved regulations to commence the sale of medical cannabis products, generally focused only on extracted products or oils, while also restricting the domestic production of cannabis in Brazil. We have established relationships with emerging operators in Brazil that are seeking both active pharmaceutical ingredients ("API")

as well as finished goods. Because registration of products with ANVISA is generally required, in addition to other requirements such as GMP certification, partnerships with local operators is an important path to market due to their expertise around product registration and evolving distribution capabilities.

Our Products

Our product portfolio is generally split into two primary categories: nutraceuticals and cannabinoids.

Nutraceuticals

Our nutraceutical products consist primarily of a variety of beverage and powder products, most of which we manufacture in our GMP-compliant, FDA registered production facility in Arizona. These products primarily include cleanses or other wellness products. We provide a limited amount of contract manufacturing for other nutraceutical companies that produce similar products.

Cannabinoids

The growth of our cannabinoid product portfolio is a significant focus area, and it emphasizes business to business solutions for our clients. We generally categorize our cannabinoid products as flower or extracts, and offer both bulk raw materials (APIs) and finished products.

Flower

Our dried flower products are generally classified as either containing low levels of THC or high levels of THC.

Low-THC Flower. We currently cultivate low-THC flower (sometimes referred to as hemp) in Colombia. We are generally not subject to any limitations on the amount of low-THC flower that we can cultivate in Colombia, but the hemp flower we produce in Colombia can currently only be sold to other Colombian companies that have the appropriate licenses to possess or process this product (as opposed to extracts from the hemp flower, which are discussed below).

This product can be sold as dried and unprocessed flower, but it can undergo various forms of processing, such as decarboxylation or milling, before sale. Packaging is typically suitable for large volumes of product, such as vacuum sealed pouches or other containers. Exporting any form of our flower product produced in Colombia is currently not permitted, except under exceptional circumstances with the appropriate export and import authorizations.

High-THC Flower. Our flower with high levels of THC is commonly referred to as cannabis and is often considered to be psychoactive. We currently cultivate cannabis in Colombia and Portugal. In Colombia, we generally plan to process our high THC flower into extract products for further distribution in Colombia or internationally. In Portugal, we cultivate cannabis for sale as an API for extraction or for inhalation and we completed our first test harvest in the first half of 2020. In August 2020, we received a license from INFARMED to cultivate, import and export dried cannabis flower produced at our Portuguese cultivation site. Due to the COVID-19 pandemic and restrictions on INFARMED’s ability to conduct a physical inspection of our Portuguese operation, the license was issued under a special licensing procedure and requires a confirmatory physical inspection from INFARMED. Our license provides our Portuguese operations the same rights and qualifications as licenses issued under the normal procedures, including the ability to conduct commercial operations. The physical inspection took place on August 27, 2020 and, upon successful completion of the inspection review, we expect our current license to be replaced with a license issued under the normal procedures. Under the current license granted by INFARMED, our production facility in Portugal is currently cultivating cannabis for commercial purposes.

In Germany, Cansativa imports and distributes flower and other products produced by third parties such as Aurora, Bedrocan, Canopy Growth and Tilray.

Extracts

By extracting and processing our flower produced in Colombia, we produce a variety of extracted products including isolates, crude oil extracts, standardized extracts, and oral solutions. Extracted products are often defined by their formulation, typically specifying the level of cannabinoids contained within. We currently market more than 10 different such formulations, and we plan to gradually grow our portfolio of formulations over time. These products also vary by container type, such as a bulk glass or plastic containers, and by size, such as 10 or 30 milliliter bottles.

Similar to our flower products, our extracts are generally classified as either containing low or high levels of THC (with balanced products available in 2021), and the regulatory requirements applicable to each category are more stringent as the level of THC in the product increases. Extracts with low levels of THC can generally be commercialized more readily without requiring as many approvals, such as quotas or import permits, while extracts with high levels of THC are classified and regulated as controlled substances and subject to more stringent regulatory requirements, including production quotas, import and export permits, and product specific certifications. These products are sold as wellness or pharmaceutical products, depending on their quality standard and whether they are produced under Colombian GMP or EU GMP certified procedures.

Some of our clients have requested additional assistance with extracts, either in the form of extraction as a service or to assist with their own product development. We have engaged in these services on a limited basis. These ancillary services require substantial time and know-how, but we believe our ability to provide a broader array of business-to-business solutions could help strengthen our existing client relationships.

Operational Overview

Genetics

In Colombia, plant varietals cannot be commercialized until they have been registered with ICA, the Colombian agricultural regulator. In Colombia, we have registered 32 genetic strains of cannabinoids. We continue to optimize the use of these strains for our specific cultivation environment and have substantially increased our productivity as measured by weight per plant since our initial harvests.

In Portugal, in August 2020, we received a license from INFARMED to cultivate, import and export dried cannabis flower produced from our Portuguese cultivation site. To date, in Portugal, ten strains of cannabis have been cultivated and additional strains are in the process of being imported.

Cultivation

Colombia

We believe we have one of the largest licensed productive capacity footprints to produce medical cannabis in Colombia with 18 greenhouses creating 1.8 million square feet of cultivation space. With 6 million square feet of leased or owned land, our greenhouse cultivation can be expanded to approximately 2.5 million square feet at our existing operating site. We also have an option to acquire approximately 73 million additional square feet of agricultural land for open field cannabis production. Although we have built a limited amount of preliminary infrastructure on this expansion property and we have licensed the property for cultivation activity, we are currently holding development of this expansion pending increases in customer demand. Due to the scale and novelty of the operation, we would need to construct additional infrastructure and develop new processes to manage the scale of biomass production at this operation.

Our Colombian cultivation operations benefit from the following certifications:

•In May 2020, some of our Colombian cultivation operations, representing approximately 100,000 square feet of propagation and nursery areas, approximately 400,000 square feet of our vegetative and flowering greenhouses, and approximately 20,000 square feet of our post-harvest and processing facility, were granted GACP certification by the Colombian Control Union Medical Cannabis Standard ("CUMCS"). This certification is recognized globally and certifies that our production complies with CUMCS’ guidelines for quality and consistency based on a review and approval of our trained personnel practices, use of qualified equipment, and documentation and approval procedures. In addition, the certification attests that we operate under procedures to produce crops free of heavy metals and agrochemicals, an important differentiator for our business because of the safety measures required for pharmaceutical manufacturing. We obtained the GACP certification for an additional 14 greenhouses in November 2020, completing the certification process for all 18 of our greenhouses.

•In July 2020, we received our EU GMP certification from HALMED for our post-harvest facility on our cultivation site in Colombia. EU GMP certification is often an essential requirement for exporting medical cannabis, particularly extracts, for commercial and medicinal purposes to European countries, including but not limited to Germany, the United Kingdom, Poland and Portugal.

We have chosen to develop a significant portion of our cultivation operations in Colombia for the following reasons:

•Geographic conditions make Colombia well situated for cannabis cultivation. Its proximity to the equator provides approximately 12 hours of daily sunlight throughout the year, its high-quality soil, abundant water and warm weather provide favorable conditions for year-round cultivation without the expense of significant light supplementation;

•Within Colombia, our greenhouse cultivation operations are located at over 8,000 feet of elevation, which reduces the population of pests that can complicate agricultural operations;

•The Colombian agronomical conditions result in lower expansion costs compared to those of Canadian and U.S. competitors;

•The regulatory framework for cannabis and hemp operations is relatively well-established;

•Colombia has a lower cost of living, labor and construction costs as compared to the United States or Canada; and

•Due to the incumbent flower export industry in Colombia, export and logistics infrastructure is well established.

Portugal

Our European production operations are headquartered in Portugal where we have approximately 9 million square feet of agricultural and agro-industrial land and approximately 110,000 square feet of existing greenhouse facilities. In November 2019, we received a pre-license notice and authorization from INFARMED to begin preliminary cultivation operations, including an authorization to import cannabis genetics and engage in cultivation for research and development purposes. With this authorization, we completed our first test harvest of medicinal cannabis for research and development purposes in the first half of 2020. In August 2020, we received a license from INFARMED to cultivate, import and export dried cannabis flower produced at our Portuguese cultivation site and, similar to other licensed cannabis companies in Portugal, we are listed as of August 2020 on INFARMED’s Licensing Department’s registry. Due to the COVID-19 pandemic and restrictions on INFARMED’s ability to conduct a physical inspection of our Portuguese operation, the license was issued under a special licensing procedure and requires a confirmatory physical inspection from INFARMED. Our license provides our Portuguese operations the same rights and qualifications as licenses issued under the normal procedures, including the ability to conduct commercial operations. In August 2020, we received a provisional license from INFARMED to cultivate, import and export dried cannabis flower produced at our Portuguese cultivation site and in March 2021, we received our definitive license. Under the current license granted by INFARMED, our production facility in Portugal is currently cultivating cannabis for commercial purposes. In January 2021, we began to construct approximately 150,000 square feet of greenhouse facilities as well as EU GACP-compliant post-harvest facility. We intend to later obtain EU GMP certification for our post-harvest processing activities. In January 2021, we also began an expansion initiative for the development of EU GMP-compliant processing facilities. We intend to later obtain EU GMP certification for a portion or all of our Portuguese operations.

We believe Portugal is one of the most attractive European jurisdictions for cannabis cultivation with favorable climate conditions, relatively low operating costs compared to other European countries and access to high quality facilities and talent. We selected our site within Portugal after conducting a nationwide agronomical study on cultivation conditions.

Extraction

Our Colombian extraction operations are conducted in approximately 44,000 square feet of pharmaceutical grade facilities with a fully-equipped R&D laboratory. We currently lease three adjacent or nearby properties in the secured industrial park where our extraction operations are located.

Our Colombian extraction facility is capable of processing 104,400 kg of dry flower per year and is expandable to over 300,000 kg of dry flower per year with limited additional investment. Of the 104,400 annual kilograms of dry flower extraction potential, approximately 32,400 kg per year can be extracted in our EU GMP-certified operation. By extracting and processing our flower produced in Colombia, we produce a variety of extracted products including isolates, crude oil extracts, standardized extracts, and oral solutions. Extraction of cannabis and processing of concentrates for medical and scientific purposes in Colombia requires a license, which allows sale of such final products in the domestic Colombian market. We are one of the first companies in Colombia to have obtained the requisite extraction license.

In August 2019, our Colombian manufacturing facilities were granted Colombian GMP certification by INVIMA. We were the first and currently are the only Colombian cannabis company to receive Colombian GMP certification from INVIMA. This Colombian GMP certification allows the manufacture of pharmaceutical-grade products that can be prescribed through medical distribution channels.

In July 2020, our Colombian extraction facilities also received EU GMP certification from HALMED. Our EU GMP certification is distinctive in that it covers API, and semi-finished and finished cannabis products. EU GMP certification is often a required qualification for much of the European market, which adheres to strict pharmaceutical quality standards, and for other markets that accept EU GMP certification within their territories.

Research and Development

As part of our Colombian operations, we also have a quality control laboratory and fully-equipped R&D laboratory, where we develop processes and formulations for safe and high efficacy products, develop ingredients and raw materials for new products, conduct stability tests on new products or formulations, and develop product master files or dossiers. We are developing extraction processes and methods to improve yields and efficiency as well as to create new product formats. We are developing new products and formulations to improve efficacy or meet regulatory requirements in new markets. We are in the process of constructing a secondary research and development site in Portugal, with an initial focus on the strain development and stabilization.

Distribution

Our primary sales channels are wellness products and pharmaceutical products. We organize our distribution efforts regionally into Latin America, the United States and rest of the world. Within each sales channel, there are a variety of products that we can manufacture and sell under various distribution arrangements. Our penetration of the wellness channel started with sales of non-cannabis Herbal Brands’ product lines in the United States. Our distribution of cannabis products has consisted to date of limited export shipments to Australia, Brazil, Canada, Chile, Germany, Israel, Italy, Netherlands, New Zealand, Perú, Poland, Spain, South Africa and the United Kingdom. However, we anticipate that our Colombian GMP and EU GMP certifications, our German subsidiary, as well as our strategic investment in Cansativa will allow us to expand our pharmaceutical distribution channel, which typically has a higher margin but a longer sales cycle. In addition, Herbal Brands’ national distribution provides a platform we expect to leverage for cannabinoid distribution in the future, subject to changes in federal law and as regulations permit.

United States

Our distribution in the United States currently comprises only Herbal Brands nutraceutical products. Either directly or through distributors, we distribute Herbal Brands products to more than 15,000 retail locations in the United States, including specialty and health retailers such as GNC and The Vitamin Shoppe, mass retailers such as Walgreens and CVS, and specialty and health stores. Most of our products are manufactured and distributed from our production facility in Tempe, Arizona. Because we are not engaged in any commercial sales of cannabinoid products in the U.S., management of Herbal Brands’ distribution is distinct from our other operations.

Europe, Latin America and Rest of World

We generally distribute our cannabinoid products, directly and indirectly, to wellness and pharmaceutical clients. Due to the nascency of the industry, there is not always a clear separation between these two channels and there are instances where clients may request products that span both categories. Our pharmaceutical-grade cannabis extracts and finished products fit a broad range of industries and clients, including other global cannabis operators, nutraceutical companies, pharmaceutical companies, cosmetics companies and government agencies.

In general, wellness products have lower regulatory requirements and presently consist primarily of CBD. Our pharmaceutical products generally have higher regulatory and quality requirements, often requiring GMP or EU GMP certification. While the majority of our current pharmaceutical sales comprise mostly CBD, we are beginning to see higher demand for THC products. Beyond certifications such as EU GMP, THC products typically require enhanced regulatory requirements to cater to the pharmaceutical channel.

In Germany, distribution of medical cannabis products is highly regulated and complex and is regulated by the German national and federal pharmaceutical regulators. Cannabis products are prescribed by traditional and specialist physicians and fulfilled by pharmacies. The pharmacy industry is fragmented by law, with no chains of more than four locations under ownership by a single entity. Imports of cannabis into Germany must also be facilitated by a limited set of licensed importers and/or distributors. In order to navigate the challenges of entering the German market and reducing our reliance on German import partners, we have executed a strategic investment in an EU GDP and EU GMP certified German distributor, Cansativa. We hold approximately a 14% ownership interest and one board seat in Cansativa. Although we have yet to sell any products to or through Cansativa, we have a preferred supply relationship with Cansativa with respect to products sourced from Latin America. We are also developing a wholly owned importer and distributor of medical cannabis products, through which we market our pharmaceutical cannabinoid brand IQANNA. Our German subsidiary is in the process of applying for the necessary licenses and authorizations for the importation of cannabis products into, and their distribution in, Germany. We have imported pharmaceutical and narcotic products to Germany on a limited basis but there could be no assurance that we will be able to continue to do so in the future. EU GMP certification is also required for medical cannabis sales in Germany. We believe that our EU GMP certification in Colombia will, once required regulatory licenses are received, lead to additional sales opportunities in Germany as well as new revenue streams via sales of branded pharmaceutical products.

Distribution in other parts of the world, including Latin America, is rapidly evolving. For example, in late 2019, ANVISA approved regulations to commence the sale of medical cannabis products, generally focused only on extracted products or oils, while also restricting the domestic production of cannabis in Brazil. We have established relationships with emerging operators in Brazil that are seeking both API as well as finished goods. Because registration of products with ANVISA is generally required, in addition to other requirements such as GMP certification, partnerships with these local operators is an important path to market due to their expertise around product registration and evolving distribution capabilities.

We anticipate that our distribution strategy in other new markets may be similar to that of Brazil, provided regulatory and other factors remain comparable. In Australia, for example, we provide both API and semi-finished products to local partners who then refine, distribute or market these products.

We are building relationships with businesses in Australia, Brazil, Canada, Colombia, Chile, Germany, Israel, Mexico, New Zealand, Peru, Portugal, South Africa, the United Kingdom and other countries in the European Union with the objective of preparing, planning or executing commercial shipments to such businesses, although completion of these shipments is not guaranteed and are subject to progress on factors including regulation, regulatory approvals, agreement on commercial parameters, negotiation of definitive documentation, successful test shipments, and validation by third party laboratories.

Brands

Our largest brands in terms of revenue to date are those managed by Herbal Brands. We have also begun to develop a pharmaceutical cannabis brand called IQANNA. For some of our cannabinoid business-to-business sales, we have operated under the Clever Leaves 360 brand name.

Strategic Investments

We seek to partner with and invest in several value-add companies to develop and strengthen market access and global reach. In December 2018, we made an initial investment into Cansativa. Founded in 2017 and based in Frankfurt, Germany, Cansativa is a GMP-certified pharmaceutical company and holds a GDP pharmaceutical wholesale license to trade in controlled substances. Cansativa imports and distributes medical cannabis products throughout Germany. We have an ownership interest in Cansativa of approximately 14% and hold one board seat. Although we have yet to sell any products to or through Cansativa, we have a preferred supply relationship with Cansativa with respect to products sourced from Colombia. We anticipate that this investment could assist us with distributing our medical cannabis products and IQANNA pharmaceutical brand products throughout the German medical marketplace.

Regulatory Environment

We are committed to operating in compliance with applicable law, including U.S. federal and state laws, and have focused our activities in those countries that have legalized key aspects of the production, distribution, sale and use of cannabis and cannabis derivatives, including cannabinoids. However, the patchwork of federal and local legal frameworks governing our markets and related business activities are subject to change and have the potential to affect all areas of our business. We monitor the global regulatory landscape in order to ensure ongoing regulatory compliance in our relevant markets, and to identify and capitalize on new opportunities as they emerge around the world.

Regulatory Environment in Colombia

Cannabis-related activities are regulated in Colombia, under strict compliance with the United Nations Single Convention on Narcotic Drugs 1961, to which Colombia is a signatory. Law 1787 of 2016 (the “Medical Cannabis Law”), which together with related regulations provide for the traceability of cannabis plants, the work-in-progress and resulting products and the specific activities of the licensed companies, specify the types of licenses, approvals and permits required for the respective activities, and establish various requirements applicable to the medical, veterinarian, industrial and wellness markets.

Adopted in 2016, the Medical Cannabis Law created a legal framework for the medical and scientific use of cannabis and its derivatives in Colombia and imposed the obligation on the Colombian government to create proper regulatory cannabis framework.

Licensing Requirements

Effective as of April 17, 2017, the Decree 613 adopted by the National Colombian Government (“Decree 613”) created the licensing regime for the cultivation, processing, manufacturing, acquisition, import, export, transport and commercialization of cannabis seeds, cannabis flower and its derivatives.

From a legal and regulatory perspective, there are two classes of cannabis plants which are categorized according to their THC content. A plant is considered psychoactive if it has a THC content of 1% or more on a dry weight basis. Non-psychoactive plants are those with less than 1% THC content on a dry weight basis.

A license is required for the cultivation of both psychoactive and non-psychoactive plants. Psychoactive plants also require the grant of a quota for their breeding, sowing and cultivation. The grant of a quota entails full traceability from the beginning with mother plants, to the final destination of the derivative (which may be for exportation, local market or research), all of which are reported to and verified by the Narcotics National Fund (“Fondo Nacional de Estupefacientes - FNE”) and the Ministries of Health and Justice. Non-psychoactive plants do not require quota for their sowing and cultivation.

Resolutions 577 and 579 of 2017 adopted by the Colombian Ministry of Justice provide for the requirements and the process for obtaining licenses to handle seeds or grow psychoactive and non-psychoactive cannabis, and contain provisions aimed at promoting and protecting small scale cultivators, stating that at least 10% of the raw materials used to manufacture cannabis derivatives must come from small scale cultivators.

There are four types of licenses issued with respect to activities relating to cannabis and cannabis derivatives for medical and scientific use:
•License to handle seeds, which covers the acquisition of seeds under any title, import, storage, marketing, distribution, possession, and final disposal, as well as their use, export and commercialization;
•License to grow psychoactive cannabis, which permits its cultivation, sowing, acquisition and production of seeds, storage, marketing, distribution, and final disposal, as well as use of cannabis plants with 1% THC content or more for medical and scientific purposes; medical use cannot be done with raw cannabis as it has to be transformed into extracts or medicines. Exports of dried flower are only allowed for research purposes;
•License to grow non-psychoactive cannabis, which permits its cultivation, acquisition, and production of seeds; storage, marketing, distribution and final disposal of cannabis plants with less than 1% THC content in dry weight, as well as their use for medical, industrial and scientific purposes; medical use cannot be done with raw cannabis as it has to be transformed into extracts or medicines. Exports of dried flower are only allowed for research purposes; and
•License to manufacture cannabis derivatives, which is required for the transformation of cannabis for medical and scientific purposes and covers the manufacture, acquisition under any title, import, export, storage, transport, marketing, and distribution of psychoactive and non-psychoactive cannabis derivatives.

Decree 613 sets forth the applicable requirements for each of the above-mentioned types of licenses.

Clever Leaves has obtained all the above mentioned licenses and the necessary quotas to perform its current activities.

Relevant Governmental Bodies

The regulation, oversight and enforcement of cannabis licenses are performed by several governmental bodies in Colombia, including the Ministry of Health and Social Protection, the Ministry of Justice and Law, the FNE, INVIMA and the ICA.

The Ministry of Justice is responsible for the evaluation of documents and the issuance of licenses to handle seeds, to grow psychoactive and non- psychoactive cannabis.

The ICA regulates the registration, protection and use of cannabis seeds and cannabis-based finished products for veterinary use , as well as the export and import processes.

INVIMA is responsible for the evaluation of documents and the issuance of the licenses to manufacture cannabis derivatives. In addition, INVIMA is responsible for the authorization of the cannabis-based finished products for human consumption or use, according to the following categories: (i) phytotherapeutics (herbal medicines), (ii) pharmaceutical products, (iii) cosmetics, and (iv) magistral formulae.

The FNE regulates all activities related to the commercialization of psychoactive raw material, and finished products containing more than 0.2% of THC on a dry weight basis. Marketing of non-psychoactive raw material is not under the control regime and all products with 0.2 or less of THC are not considered a controlled substance.

Allocation of Quotas to Licensed Companies

Quotas for breeding, sowing and cultivating psychoactive plants are allocated by the Ministry of Justice, based on a pre-authorized or simultaneously approved manufacture quota which is granted by the Ministry of Health based on written commercial agreements or letters of intention with clients that reflect estimated sales for the next calendar year. The deadline for the ordinary quota application is April 30 of each year. In order to apply for a quota an applicant must have the relevant licenses for psychoactive cannabis.

The quota system in Colombia allows for additional supplementary quotas at any time during the year, if a company is interested in developing new products which were not included in its original quota application. A supplemental quota can be requested at any time upon signing a contract or letter of intent with customers for the new products. In addition, in May and September it is possible to request for an additional quota for cultivation or extraction.

Quotas granted to private companies are always related to the cannabis estimates confirmed to Colombia each year by the INCB.

While cannabis-related licenses must be renewed every five years, quotas are granted on a yearly basis and must be requested the year prior to the forecasted cultivation and extraction.

Cannabis Derivatives

The FNE regulates the disposal, import and export of controlled substances in Colombia, including, cannabis controlled derivatives. All inventory movements of psychoactive derivatives must be reported to FNE in a timely manner and must be consistent with the quotas allocated to the respective cannabis producers.

In addition to the 1% THC limit for dry weight in the plant material, in March 2020, the Colombian government established a 0.2% THC threshold for cannabis-based finished products to be considered a controlled substance which is also applicable for imports and export of all cannabis and cannabis derived products. Finished products with less than 0.2% THC content are considered a noncontrolled substance and are not subject to the above-mentioned requirements.

Decree 613 allows for the manufacture of cannabis derivatives for medicinal and wellness purposes, subject to obtaining the relevant licenses. Dry flower may only be used as raw material or for scientific research, and its commercialization for other purposes is prohibited.

Export Permits

The export of controlled substances and products (including raw material, pharmaceutical products and phytotherapeutics) outside Colombia requires an exportation permit issued by the FNE. The FNE grants (i) non-control certifications to cannabis products below the 0.2% THC limit, and (ii) export permissions based on the corresponding import permission issued by the authority of the destination country. In compliance with the 1961 Single Convention on Narcotic Drugs, the FNE verifies the importing country’s confirmed estimates to ensure that their exportation does not exceed the respective value, even if the destination country had granted the import permit.

Colombian GMP Certification

In September 2019, Clever Leaves received Colombian GMP certification for its Colombian facility to manufacture cannabis-based finished products for liquid-oral pharmaceutical dosage forms from INVIMA, which confirms that the products manufactured by Clever Leaves are produced and controlled according to Colombian quality standards.

European Union (EU) Regulatory Environment

Regulations regarding medical cannabis

There is no formal EU definition of “medical cannabis.” Medical cannabis can be described as whole-plant cannabis-derived products (generally cannabis flower or oils) that are licensed by member state health systems for prescription by a physician. As recognized by the European Monitoring Centre for Drugs and Drug Addiction, medical cannabis refers to a wide variety of preparations and products that may contain different active ingredients and use different routes of administration.

From a legal and regulatory perspective, there are two categories of medical cannabis products: cannabis-derived medicinal products and cannabis preparations for medical use.
•Cannabis-derived medicinal products are products which have been granted a marketing authorization from a regulatory authority (the European Medicines Agency at EU level or national competent authorities at EU member state level), after going through extensive clinical trials to test the products’ safety and effectiveness. These products are regulated as (cannabis-derived) “medicinal products” in accordance with the harmonized EU regulatory system set forth by EU Directive 2001/83/EC. To date, several cannabinoid-containing medicinal products have been authorized for marketing in the EU and certain EU member states, including, among others, plant-based products Sativex® (nabiximols) and Epidyolex® (CBD), and synthetic products Marinol® (dronabinol) and Cesamet® (nabilone).
•Cannabis preparations for medical use are products which may be authorized through national distribution and use authorizations or licenses in certain EU member states. This group of products includes, among others, raw cannabis (such as the flowering tops, resin, and oils extracted from the plant). Alternatively, raw cannabis can be transformed by a pharmacist into a magistral preparation in accordance with a medical prescription, or the raw cannabis may already have been transformed by the manufacturer into standardized cannabis preparations. These cannabis preparations can vary greatly in composition, depending for example on the strain of cannabis, the growing conditions and how the preparations are stored.

Since the EU is not a party to the international conventions related to the control of drugs, the obligation to implement the requirements of said conventions sits with the individual EU member states. The regulation of medical cannabis falls largely within the competence of the EU member states, which may decide to permit the medical use of cannabis preparations (without requiring a marketing authorization in accordance with EU Directive 2001/83/EC) under specific conditions. Pursuant to Article 5(1) of Directive 2001/83/EC (which relates to so-called “named patient use” of medicinal products), the use of medical cannabis can only be authorized by member states upon medical prescription and when there is a medical need for the patient.

The regulations with respect to medical cannabis vary greatly amongst member states. While some EU member states have adopted specific legal provisions and frameworks governing the distribution and use of medical cannabis, including Germany, Czech Republic, Poland, Italy, Malta and Portugal, the status of medical cannabis in other member states remains unclear and is developing.

Regulations regarding CBD-containing products

CBD is a naturally occurring cannabinoid found in cannabis/hemp plants, which is not in itself considered as a narcotic or psychotropic substance under the International Conventions or the laws of some EU Member States, including Germany. The substance can be isolated as a pure compound, and in principle can be extracted from all parts of the plant, practically free from other cannabinoids (such as THC) and therefore free from any psychotropic or narcotic properties. The WHO considers that CBD is generally well tolerated with a good safety profile and does not exhibit effects indicative of any abuse or dependency potential.

Nevertheless, to date, the status of CBD, which can be included in different types of regulated products (e.g. cosmetics, food, etc.), remains unclear in the European Union. For example, CBD can be included as an ingredient for cosmetics, while the use of CBD in edibles is not yet included in the Novel Food Catalogue.

The following sections describe the legal and regulatory landscape in Germany and Portugal, the two the EU member states in which Clever Leaves conducts its main EU operations.

Germany Regulatory Landscape

Regulations regarding medical cannabis

The importation and distribution of medical cannabis in Germany is mainly covered by BtMG, the German Medicines Act (Arzneimittelgesetz), and the German Narcotics Foreign Trade Ordinance (Betäubungsmittel-Außenhandelsverordnung) as well as the Single Convention on Narcotic Drugs (1961). The relevant competent authorities are BfArM, the Federal Opium Authority, a sub-unit of the BfArM, and the German Federal authorities.

Pursuant to sec. 1 (1) in conjunction with annex I BtMG, cannabis is a narcotic drug, subject to certain exceptions including seeds and cannabis with a tetrahydrocannabinol (THC) content of less than 0.2%, which are not classified as narcotic drugs. It is a criminal offence in Germany to illicitly cultivate, produce and trade in cannabis or, without engaging in its trade, to import, export, transit, sell, supply, otherwise place it on the market or acquire or procure it in any other way.

The Act on the Amendment of Narcotic Drugs and Other Regulations (Gesetz zur Änderung betäubungsmittelrechtlicher und anderer Vorschriften) which came into force on March 10, 2017, introduced an exception to allow the prescription and trade of cannabis for medical purposes. Prior to March 2017, the import of cannabis was not permitted, and pharmacies could request medical cannabis from abroad for specific patients only in exceptional circumstances (upon medical prescription), subject to a special case-by-case approval issued by BfArM. Since March 2017, cannabis cultivated for medical purposes outside Germany can be imported and marketed in Germany by private companies provided they have obtained the relevant licenses that must be in line with the Single Convention.

Prescribing and Dispensing Regime

In Germany, the legal framework enables doctors to prescribe medical cannabis. Generally, medical cannabis is distributed in the form of medicinal cannabis flowers, as a cannabis extract or as a finished product containing the active substance dronabinol (THC). Pursuant to the German Narcotics Law, only pharmacies are permitted upon a special prescription to supply cannabis to patients in the form of cannabis flowers, cannabis extracts (magistral preparations) or dronabinol or as finished products containing natural or synthetic cannabinoids. The exact recipe instructions for such magistral preparations are laid down in the New Prescription Form, which is the standard work for drug production in pharmacies and is part of the German Drug Codex.

Reimbursement Regime

Health insurance is statutorily mandated in Germany, and residents are covered by either statutory health insurance plans (covering approximately 90% of the population) or private health insurance. Prior to March 2017, only cannabis intended for the manufacture of finished medicinal products containing cannabis could be imported into Germany. Since March 10, 2017, medical cannabis can be prescribed at the expense of the statutory health insurance companies in Germany upon their prior approval.

Currently, the costs of medical cannabis are covered by German health insurance. Insured persons with a serious disease are entitled to be supplied with cannabis in the form of dried flowers or extracts in standardized quality (and pharmaceuticals containing the active substances dronabinol or nabilone) if a generally recognized treatment in accordance with medical standards is not available or cannot be used in the individual case and there is a prospect of positive effect on the course of the disease or person’s symptoms according to Section 31 Paragraph 6 German Social Insurance Code (Fünftes Sozialgesetzbuch).

The new Law for More Safety in the Supply of Pharmaceuticals (Gesetz für mehr Sicherheit in der Arzneimittelversorgung) which became effective in August 2019 enables patients who have been granted an approval to switch smoothly between cannabis products without having to wait for a new approval.

Licensing Requirements

In order to import and distribute medical cannabis in Germany, a private company needs a License for the Trade in Narcotic Drugs, and a Wholesale Trading License from local health authorities. In addition, if cannabis is imported from non-EU/EEA countries, the company will also need an Import/manufacture License for pharmaceuticals issued by the relevant health authority. For each individual shipment of cannabis an import permit will be required after the Narcotics Licenses is granted.

License for the Trade in Narcotic Drugs

A License for the Trade in Narcotic Drugs is required for all operations relating to the trading of narcotic drugs (such as cannabis), including, among others, cultivation, production, import and export. This license is issued by the Federal Opium Agency, a division of BfArM.

Import Authorization for Narcotics

An Import Authorization for narcotics issued by the Federal Opium Agency is required for each import of narcotics into Germany. An Import Authorization for narcotics can only be obtained by a company with business activities in Germany. The authorities have broad rights with respect to issuing Import Authorizations and may refuse to grant an Import Authorization or, in certain circumstances, restrict the quantity of the narcotics being imported.

An Import Authorization cannot be transferred to third parties and is limited to a maximum of three months (or six months for imports by sea). If the narcotics are not imported within this time frame, the import authorization must be returned to BfArM.

A company applying for a License for the Trade in Narcotic Drugs and an Import Authorization for narcotics must meet various requirements, including among other, an appointment of a responsible person with relevant expertise responsible for compliance with the regulations governing narcotics, compliance with applicable security measures and certain recordkeeping and reporting requirements.

Wholesale Trading License

Medical cannabis falls under the definition of a medicinal product, as defined in the German Medicines Act, and requires a Wholesale Trading License if a private company engages in wholesale trading of medical cannabis. Wholesale trading is defined broadly and includes any professional or commercial activity involving the procuring, storing, supplying or exporting of medicinal products, with the exception of the dispensing of medicinal products to consumers other than physicians, dentists, veterinarians or hospitals.

A company applying for an Import Authorization for narcotics with respect to the import of medical cannabis into Germany generally is also in possession of a Wholesale Trading License.

Other Licenses

A company importing medical cannabis from non-EU/EEA countries is required to have an Import License for pharmaceuticals pursuant to Sec. 72 of the German Medicines Act.

If medical cannabis is treated with ionizing radiation (for example, cannabis products that are subject to electron, gamma or x-ray radiation to reduce the bacterial count) it may require a marketing authorization. In addition, there are several other licenses that might also be required for certain types of medical cannabis products or activities (such as a manufacturing license, in case the medical cannabis is processed, packed, labeled or market released in Germany according to section 13 of the German Medicines Act).

EU GMP Certification

The guidelines on EU GMP describe the minimum standard that a pharmaceutical manufacturer must meet in its production processes according to European standards. Any pharmaceutical manufacturer wishing to import medicinal products into the EU must comply with EU GMP.

A prerequisite under EU GMP is that medicinal products are of consistently high quality, suitable for their intended use and meet the requirements of the marketing authorization or clinical trial authorization. For this reason, an EU GMP certification facilitates the movement of goods and contributes to the credibility of the product. In general, Article 51 of Commission Directive 2001/83/EC requires that each and every batch imported from an EU country outside the EU is checked to ensure that it complies with EU GMP standards. If a manufacturer in a non-EU country has an EU GMP certification for its medicinal product, this batch testing is not required pursuant to Article 51(2) of Commission Directive 2001/83/EC.

Under German law, the EU GMP guidelines must be complied with respect to medicinal products and active substances that are manufactured, tested, stored, placed on the market in Germany, brought into or out of the German territory, imported or exported.

In July 2020, Clever Leaves received an EU GMP certification from HALMED allowing Clever Leaves’ pharmaceutical post-harvest facility and laboratory located outside Bogota, Colombia, to produce API, semi-finished and finished cannabis products for medical purposes.

Regulations regarding CBD-containing products

In Germany, BfArM takes a view that CBD is currently not subject to the BtMG as a pure substance and is exempt from the narcotics regulations if it is produced from plants cultivated in countries of the European Union with certified seeds (hemp) or their THC content does not exceed 0.2% and certain other conditions are satisfied. This exemption from the BtMG also applies to preparations made from plants and parts of plants if they meet the above conditions.

While this position has not been officially confirmed by the German authorities with respect to cosmetics, in light of the applicable EU regulatory framework, the use of CBD isolate for commercial purposes — including use in cosmetics — may in principle be permitted in Germany provided the conditions listed above (including not exceeding 0.2% THC) are met. CBD products may be subject to additional restrictions (for example, concentration limits that must be met for the product to not be considered a medicinal product). CBD products that are not absorbed orally (such as cosmetics containing CBD) cannot be sold to consumers unless their manufacturers prove that such products cannot be used for intoxication.

Portugal Regulatory Environment

Cannabis legal framework

In Portugal, cannabis activities are regulated by sets of laws and regulations which were adopted over time, including:
•Decree-Law no. 15/93, dated January 22, 1993 (the “Narcotics Law”), which, among other matters, regulates cannabis substances and products as legally controlled psychotropic substances that are subject to licensing, for certain legally authorized purposes, and other restrictions, and creates the legal framework applicable to drug trafficking and consumption of the narcotic and psychotropic substances;
•Regulatory Decree no. 61/94, dated October 12, 1994, which implements the Narcotics Law;
•Law no. 33/2018, dated July 18, 2018 (the “Cannabis Law for Medicinal Purposes”), which establishes the legal framework for medicines, preparations and substances based on the cannabis plant for medicinal purposes;
•Decree-Law no. 8/2019, dated January 15, 2019, which implements the Cannabis Law for Medicinal Purposes; and
•Administrative Ordinance no. 44-A/2019, dated January 31, 2019, which regulates the pricing regime applicable to preparations and substances based on the cannabis plant for medicinal purposes.

Prior to the adoption of the Cannabis Law for Medicinal Purposes which is specific to medical cannabis, the Narcotics Law considered the cannabis products listed therein (leaves of cannabis sativa L., cannabis resin, cannabis oil obtained from cannabis sativa L. and seeds not intended for cannabis sativa L.) as legally controlled psychotropic substances that could be cultivated, processed manufactured or distributed in Portugal, subject to certain licensing rules and conditions.

Licenses required for, among others, the cultivation, production, manufacturing, trade, distribution, import, export, transit and transportation of cannabis are granted by INFARMED for exceptional uses primarily for medical, medical-veterinary and scientific and research purposes, and in compliance with strict regulatory requirements. Although the Narcotics Law technically allowed the cultivation, processing or transformation of cannabis for medical and research purposes, since 1993, when the Narcotics Law was adopted, until the adoption of the Cannabis Law for Medicinal Purposes, cannabis was mainly viewed as a narcotic and there was no formal medical cannabis program in Portugal.

Adopted in 2018, the Cannabis Law for Medical Purposes created a special legal framework for the use, prescription, research, sale and distribution of medicines, preparations and substances based on the cannabis plant. The Cannabis Law for Medical Purposes was specifically aimed at organizing a proper medical cannabis program, including the prescription by doctors and distribution by pharmacies of medicines, preparations and substances based on cannabis, as well as the research of its therapeutic components.

Both the Cannabis Law for Medical Purposes of 2018 and the Decree-Law no. 8/2019 that implemented it came to distinguish and define cannabis products in medicines (e.g. medicines based on preparations or substances derived from the cannabis plant), preparations (e.g. extracts, tinctures, oils) and substances (e.g. cannabis plants, or parts, whether whole, fragmented or cut).

The Decree-Law no. 8/2019 clarified that cannabis medicines require a Marketing Authorization and its preparations and substances require an Authorization for Placing on the Market (a specific registrations procedure) granted by INFARMED. The Decree-Law no. 8/2019 has also specified that cannabis activities for medical purposes are subject to licensing requirements that must comply with:
• Good Agricultural Collection Practice (GACP), for cultivation activities;
• Good Manufacturing Practice for Active Substances, for APIs’ manufacturing activities;
• Good Manufacturing Practice (GMP), for medicines manufacturing activities; and
• Good Distribution Practice (GDP), for distribution of medicines and API.

In addition, Decree-Law no. 8/2019 provides that the prescription of medicines, preparations and substances based on the cannabis plant for medicinal purposes are only permitted in circumstances where conventional treatments with authorized medicines are determined to not produce the expected effects or to cause relevant adverse effects.

Pursuant to the Administrative Ordinance no. 44-A/2019, the pricing of cannabis preparations and substances is subject to approval by INFARMED. The holder of a Marketing Placing must propose and communicate to INFARMED the price it intends to charge for its cannabis preparations and substances. The proposed price must be accepted by INFARMED which has the power to object to it.

Medical cannabis: types of licenses

Cannabis is a controlled substance in Portugal, and INFARMED supervises any activities related to its cultivation, processing and manufacturing, distribution and import/exports. There are currently six different categories of licenses for activities related to medical cannabis: (1) cultivation, (2) manufacturing, (3) wholesale distribution, (4) import, (5) export, and (6) transit. Entities seeking to conduct any of the activities subject to licensing must submit an individual application to INFARMED, in which they must describe their economic and pharmaceutical project and specify its chain of suppliers and buyers. Failures to comply with the licensing regime or the license terms are subject to fines.

Clever Leaves Portugal, Unipessoal, Lda. (previously known as Northern Swan Portugal Unipessoal, Lda., “Clever Leaves Portugal”) applied in August 2019 for the licenses for cultivation, import and export of cannabis for medical purposes. In November 2019, Clever Leaves Portugal received the decision from INFARMED (“Decisão de Aptidão”) stating that its application was complete and was permitted to start developing the facilities for cultivation in order to request the final inspection by INFARMED in the next 6 months. In December 2019, Clever Leaves Portugal received an importation license from INFARMED for research purposes, allowing it start growing cannabis plants in its greenhouses located in the south of Portugal. In August 2020, we received the license from INFARMED to cultivate, import and export dried cannabis flower produced at our Portuguese cultivation site and, similar to other licensed cannabis companies in Portugal, we are listed, as of August 2020, on INFARMED’s Licensing Department’s registry. Since we were granted this license, our production facility in Portugal is cultivating cannabis for commercial purposes.

Recreational use of cannabis

Recreational use of cannabis is currently not allowed in Portugal but is not criminalized.

Status of CBD-related products

Although the legal status of CBD products in Portugal raises questions in the legal community, CBD products are technically viewed as controlled substances and are subject to the restrictions and licensing requirements imposed by the Narcotics Law.

Regulatory Framework in the United States

While Clever Leaves owns a U.S. business that manufactures and distributes health and wellness products in the United States, neither Clever Leaves nor any of its subsidiaries currently engage in the cultivation, distribution, sale or possession of medical or adult use cannabis in the United States and, as such, are not required to obtain licenses related to such activities under any state law.

Legal status of cannabis, other than hemp

All but four U.S. states have legalized, to some extent, cannabis for medical purposes. Thirty-five states, the District of Columbia, Puerto Rico and Guam have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes (medical states). Fifteen of those states and the District of Columbia and Northern Mariana have also legalized cannabis for adults for non-medical purposes (sometimes referred to as recreational use). Eleven additional states have legalized low-THC/high-CBD extracts for select medical conditions (CBD states).

Under U.S. federal law, however, those activities are illegal. The Controlled Substances Act (the “CSA”) continues to list cannabis (marijuana, but not including hemp) as a Schedule I controlled substance (i.e., deemed to have no medical value), and accordingly, the manufacture (growth), sale or possession of cannabis is federally illegal, even for personal medical purposes. It also remains federally illegal to advertise the sale of cannabis or to sell or advertise the sale of paraphernalia designed or intended primarily for use with cannabis, unless the paraphernalia is traditionally used with tobacco or authorized by federal, state or local law. Entities or persons who knowingly lease or rent a property for the purposes of manufacturing, distributing or using any controlled substances, or merely knows that any of those activities are occurring on land that they control, can also be found liable under the CSA. Additionally, violating the CSA is a predicate crime under U.S. anti-money laundering laws.

Violations of any U.S. federal laws and regulations can result in arrests, criminal charges, forfeiture of property, significant fines and penalties, disgorgement of profits, administrative sanctions, criminal convictions and cessation of business activities, as well as civil liabilities arising from proceedings initiated by either the U.S. government or private citizens. The U.S. government could enforce the federal cannabis prohibition laws even against companies complying with state law. Enforcement in the U.S. could slow the progress of global legalization, which could negatively impact cannabis businesses not even operating in the U.S. or subject to any enforcement action and could negatively impact our business.

The likelihood of adverse enforcement remains uncertain. The U.S. government has not recently prosecuted any state law compliant cannabis entity, although the risk of future enforcement cannot be dismissed entirely. In 2018, then-U.S. Attorney General Jefferson Sessions rescinded the DOJ’s previous guidance (the Cole Memo) that had given federal prosecutors discretion not to enforce federal law in states that legalized cannabis, as long as the state’s legal regime adequately addressed specified federal priorities, and had authorized federal prosecutors to use their prosecutorial discretion to decide whether to prosecute state-legal adult-use cannabis activities. Since that time, U.S. Attorneys have taken no legal action against state law compliant entities, and the Biden administration is generally anticipated to seek federal decriminalization of state legal cannabis activity.

Since December 2014, companies strictly complying with state medical cannabis laws have also been protected against enforcement by an amendment (originally called the Rohrabacher-Blumenauer Amendment, now called the Joyce provision) to the Omnibus Spending Bill, which prevents federal prosecutors from using federal funds to impede the implementation of medical cannabis laws enacted at the state level. Courts have interpreted the provision to bar the DOJ from prosecuting any person or entity in strict compliance with state medical cannabis laws. While the Joyce provision prevents prosecutions, it does not make cannabis legal. Accordingly, if the protection expired, prosecutors could prosecute illegal activity that occurred within the statute of limitations even if the Joyce protection was in place when the federally illegal activity occurred. The Joyce protection depends on its continued inclusion in the federal omnibus spending bill, or in some other legislation, and entities’ strict compliance with the state medical cannabis laws. Furthermore, how the DOJ would enforce against an entity complying with a state’s medical and adult use laws has not been resolved and is open to debate.

Legal status of hemp and hemp derivatives

Until recently, hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis) and hemp’s extracts (except mature stalks, fiber produced from the stalks, oil or cake made from the seeds and any other compound, manufacture, salt derivative, mixture or preparation of such parts) were illegal Schedule I controlled substances under the CSA. The 2014 Farm Bill authorized states to establish industrial hemp research programs. The majority of states established programs purportedly in compliance with the 2014 Farm Bill. Many industry participants and even states interpreted the law to include “research” into the commercialization of, and commercial markets for, CBD from hemp, including products containing CBD.

In December 2018, the U.S. government changed hemp’s legal status. The Agriculture Improvement Act of 2018, Pub.L. 115-334 (the “2018 Farm Bill”), removed hemp and extracts of hemp, including CBD, from the CSA schedules. Accordingly, the production, sale and possession of hemp or extracts of hemp, including CBD, no longer violate the CSA. The 2018 Farm Bill did not create a system in which individuals or businesses can grow hemp whenever and wherever they want. There are numerous restrictions. The 2018 Farm Bill allows hemp cultivation under state plans approved by the U.S. Department of Agriculture (“USDA”) or under USDA regulations in states that have legalized hemp but not implemented their own regulations. It also allows the transfer of hemp and hemp-derived products across state lines for commercial or other purposes, even through states that have not legalized hemp or hemp-derived products. Nonetheless, states can still prohibit hemp or limit hemp more stringently than the federal law.

Despite the passage of the 2018 Farm Bill, hemp products’ legal status is complicated further by state and other federal law. The states are a patchwork of different laws on hemp and its extracts, including CBD. Additionally, the FDA claims that the Food, Drugs & Cosmetics Act (the “FD&C Act”) significantly limits the legality of hemp-derived CBD products.

The section of the 2018 Farm Bill establishing a framework for hemp production also states explicitly that it does not affect or modify the FD&C Act Section 351 of the Public Health Service Act, or the authority of the Commissioner of the FDA under those laws. Within hours of President Trump signing the 2018 Farm Bill, the FDA issued a statement reminding the public of the FDA’s continued authority “to regulate products containing cannabis or cannabis-derived compounds under the FD&C Act and Section 351 of the Public Health Service Act.” First, the FDA noted that “it’s unlawful under the FD&C Act to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products, as, or in, dietary supplements, regardless of whether the substances are hemp-derived,” and regardless of whether health claims are made, because CBD (and THC) are active ingredients in FDA-approved drugs and became the subject of public substantial clinical investigations when GW Pharmaceuticals submitted investigational new drug (IND) applications for Sativex and Epidiolex, both containing CBD as an active ingredient. The FDA then warned against health claims: prior to introduction into interstate commerce, any cannabis product, whether derived from hemp or otherwise, marketed with a disease claim (e.g., therapeutic benefit, disease prevention) must first be approved by the FDA for its intended use through one of the drug approval pathways. Notably, the FDA can look beyond the product’s express claims to find that a product is a “drug.” The definition of “drug” under the FD&C Act includes, in relevant part, “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in man or other animals” as well as “articles intended for use as a component of a drug as defined in the other sections of the definition.” In determining “intended use,” the FDA has traditionally looked beyond a product’s label to statements made on websites, on social media or orally by the company’s representatives. The FDA did acknowledge that hemp foods not containing CBD or THC are legal (e.g., hulled hemp seeds, hemp seed protein, hemp seed oil).

Some CBD products are arguably federally legal today, notwithstanding the FDA’s position. To the extent that a CBD product is outside the FDA’s jurisdiction, the product is likely federally legal because CBD, unlike many drugs that the FDA regulates, is no longer listed on the FDA’s schedules. CBD products other than food, beverages and supplements and not marketed as a drug, including making health claims, may fall outside of the FDA’s authority. If so, some products that may be legal today include topical products such as cosmetics, massage oils, lotions and creams. Additionally, the FDA lacks authority, except in limited circumstances, to enforce against companies selling CBD products that do not enter into “interstate commerce,” although the definition of interstate commerce is amorphous and may include sources of ingredients, components or even investments that in some way impact more than one state.

Enforcement under the FD&C Act may be criminal or civil in nature and can include those who aid and abet a violation, or conspire to violate, the FD&C Act. Violations of the FD&C Act (Prohibited acts) are for first violations misdemeanors punishable by imprisonment up to one year or a fine or both and for second violations or violations committed with an “intent to defraud or mislead” felonies punishable by fines and imprisonment up to three years. The fines provided for are low ($1000 and $3000), but under the Criminal Fine Improvements Act of 1987, the criminal fines can be increased significantly (approximately $100,000 to $500,000). Civil remedies under the FD&C Act include civil money penalties, injunctions and seizures. The FDA also has a number of administrative remedies (e.g., warning letters, recalls, debarment). With respect to CBD products, the FDA so far has limited its enforcement to sending cease-and- desist letters to companies selling CBD products and making “egregious, over-the-line” claims, such as “cures cancer,” “treats Alzheimer’s Disease” and “treats chronic pain.” Additionally, plaintiff lawyers have brought putative class actions against several companies selling CBD product, claiming that the marketing of them as legal products violates California law, although most of the cases have been stayed pending the FDA issuing promised guidelines to the industry. Since issuing the initial guidance following the 2018 Farm Bill, the FDA has sent cease and desist warning letters to more than twenty companies making health claims about CBD products. The Federal Trade Commission (“FTC”) has also sent warning letters to companies making unsubstantiated health claims about CBD products and has even filed a lawsuit against one. Neither the FDA nor the FTC has taken greater enforcement action or any action against CBD cosmetics making no health claims. The FDA’s additional guidance on CBD, titled, “Cannabidiol Enforcement Policy; Draft Guidance for Industry,” which the FDA has described as a “risk-based enforcement policy” to prioritize enforcement decisions, was submitted to the White House on July 22, 2020. The communications between the FDA and the White House have not been made public, and we do not know how, if at all, new guidance could create pathways for CBD products, change the FDA’s enforcement against CBD products, or impact Clever Leaves. As of January 19, 2021, Clever Leaves conducts no activities with respect to commercial CBD or CBD products in the U.S. It plans to import CBD isolate in crystal form for research and development on products for cosmetic application and possibly for the commercial sale of cosmetics with CBD. The import and transport of, and R&D with, the CBD would be legal under all applicable laws, and Clever Leaves’ sale of any CBD cosmetic would be legal.

Regulatory Framework in Canada

Canada has federal legislation which uniformly governs the cultivation, distribution, sale and possession of cannabis under the Cannabis Act (Canada). While Clever Leaves is incorporated under the laws of British Columbia, neither Clever Leaves nor any of its subsidiaries currently engage in the cultivation, distribution, sale or possession of cannabis in Canada and, as such, are not required to obtain licenses related to such activities under the Cannabis Act.

Environmental Matters

We are subject to environmental legislation, including federal and provincial statutes and regulations and municipal by-laws, that govern activities or operations that may have adverse environmental effects, including the presence or migration of contaminants at or from our properties. We believe that we are in substantial compliance with current environmental laws and are not currently aware of any material environmental liabilities.

Employees

As of December 31, 2020, we had approximately 477 total employees worldwide, with approximately 389 in Colombia, 47 in the United States and Canada and 41 in Europe. Clever Leaves is not party to any collective bargaining agreements and we believe we have a good relationship with our employees.

Item 1A. Risk Factors

Below is a discussion of the risks that we believe are significant to our business. These risks are not the only ones we face. We may face additional risks that we do not currently consider to be significant or of which we are not currently aware, and any of these risks could cause our actual results to differ materially from historical or anticipated results. You should carefully consider these risks along with the other information provided in this Form 10-K, including the information in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying consolidated financial statements, as well as the information under the heading “Cautionary Note Regarding Forward-Looking Statements” before investing in any of our securities. We may amend, supplement or add to the risk factors described below from time to time in future reports filed with the SEC.

Risk Factor Summary

Risks Related to Our Business and Industry

•We have a history of losses, we may not become profitable and, if we do, we may not be able to maintain profitability.
•Our limited operating history and an unproven business model make it difficult for us to evaluate our current business and future prospects.
•Historically, there was substantial doubt about Clever Leaves’ ability to continue as a going concern.
•Our business is dependent on legislation in each of the jurisdictions in which we operate.
•Our business is subject to substantial and evolving regulation in multiple jurisdictions, and we may not always successfully comply fully with regulatory requirements in all jurisdictions, despite our efforts to do so.
•Despite efforts to do so, we may fail to obtain or maintain licenses, permits, certifications, authorizations, estimates (quotas), or accreditations needed to operate our business or achieve our business plans.
•The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the global economy and to our business, and may have an adverse impact on our performance and results of operations.
•We may fail to export for sale as many cannabinoids products as we expect, which could have a negative adverse effect on our business plan and profitability.
•Significant interruptions in our access to certain supply chains may impair our cannabis growing operations.
•We may be unable to implement our business strategy.
•Our business is not diversified.
•We currently have debt and may continue to incur debt in the future which involves risks that could negatively affect our business, results of operations, cash flows or liquidity.
•We and our business are subject to additional risks as a result of international operations.
•Risks related to our international activities may adversely affect our business.
•The cannabinoid industry and market are relatively new in the jurisdictions in which we operate, and we may not be successful in managing uncertainty and volatility.
•The cannabinoid industry faces strong opposition and may face similar opposition in other jurisdictions in which we operate.
•We currently depend on a limited set of customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships and partnerships or if one or more significant customers or partners were to terminate their relationship with us or reduce their purchases, our revenue could decline significantly.
•We will need to raise substantial additional funds in the future, which funds may not be available or, if available, may not be available on acceptable terms.
•We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.
•We may have difficulty conducting business with banks and other financial institutions.
•Agricultural events, such as crop disease, insect infestations, volatile weather, absorption of heavy metals and other conditions, could result in substantial losses and weaken our financial results.
•Environmental risks may adversely affect our business.
•Lack of or inadequate insurance coverage may adversely affect our financial resources and prospects.
•We may be subject to risks related to our information technology systems, including the risk that we may be the subject of a cyber-attack.
•We are constrained by law in our ability to market our products in certain jurisdictions.
•We rely on third-party distributors to distribute our products, and those distributors may not perform their obligations.
•We are subject to risks from our ongoing and future construction projects.
•If we are unable to protect the confidentiality of our intellectual property and proprietary information, our business could be adversely affected.

•Product recalls could adversely affect our business.
•Our sale of cannabinoids-related and nutraceutical products exposes us to significant product liability risks.
•A significant failure or deterioration in our quality control systems could have a material adverse effect on our business and operating results.
•We may experience breaches of security at our facilities or loss as a result of the theft of our products.
•Foreign currency fluctuations may adversely affect our financial position, results of operations and cash flows.
•Unfavorable scientific findings, publicity or consumer perception of the cannabinoid industry could have a material adverse effect on our business.
•Future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis.
•Certain events or developments in the cannabinoid industry more generally may impact our reputation.
•General market conditions and other factors, including incidents involving our customers, may affect our sales, profitability and overall operating results.
•Fluctuations in wholesale and retail prices, including price erosion, could result in earnings volatility.
•The legalization of adult-use, recreational cannabis may reduce sales of medical cannabis.
•We are subject to liability arising from any fraudulent or illegal activity by our employees, contractors and consultants.
•We may face risks from our web-based activities.
•We could face competitive risks from synthetic cannabis.
•The potential financial instability of our customers could result in decreased order volumes and defaults under our contracts which could adversely affect our business.

Risks Related to Our Operations

•Because Clever Leaves has historically operated as a private company, we have limited experience complying with public company obligations and fulfilling these obligations will be expensive and time consuming and may divert management’s attention from the day-to-day operation of our business.
•We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
•We have identified a material weakness in our internal control over financial reporting. If we are unable to successfully remediate this material weakness in our internal control over financial reporting, it could have an adverse effect on our company.
•Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and share price.
•We are an “emerging growth company” and a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common shares may be less attractive to investors.
•Because we are a Canadian company, shareholder protections differ from shareholder protections in the United States and elsewhere, and we are subject to a variety of additional risks that may negatively impact our operations.
•Increases in labor benefits, union disputes, strikes and other labor-related disturbances may adversely affect us.
•We may incur successor liabilities from SAMA and Clever Leaves.
•Our failure to remain in compliance with governmental laws and regulations relating to our relationship with our employees, and the associated costs of compliance, could result in increased exposure to litigation and cause our business results to suffer.

Risks Related to Ownership of Our Securities

•An active trading market for our common shares and warrants may never develop or be sustained, which would adversely affect the liquidity and price of our securities.
•There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
•The market price of our securities has recently been volatile and may be volatile in the future, and, as a result, investors in our securities could incur substantial losses.
•We may issue additional common shares or other equity securities without shareholder approval, which would dilute your ownership interests and may depress the market price of our common shares.
•There may be sales of a substantial amount of our common shares after the Business Combination by former SAMA stockholders and/or former Clever Leaves shareholders, and these sales could cause the price of our securities to fall.
•The exercise of registration rights may adversely affect the market price of our securities.
•It is not anticipated that any dividend will be paid to holders of our common shares for the foreseeable future.
•Future offerings of debt or equity securities by us may adversely affect the market price of our common shares.

•Certain provisions of our Articles could hinder, delay or prevent a change in control of the Company, which could limit the price investors might be willing to pay in the future for our securities.
•If securities and industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our common shares and trading volume could decline.
•The terms of the warrants may be amended in a manner that may be adverse to holders with the approval of the holders of at least a majority of the then outstanding warrants.
•There can be no assurance that the warrants will be in the money at or following the time they become exercisable, and they may expire worthless.
•We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the warrants worthless.
•Our Articles provide for the exclusive forum of the provincial courts in British Columbia, Canada for substantially all disputes between us and our shareholders (except claims arising under the Securities Act and the Exchange Act), which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, other employees or shareholders.
•Shareholders may have difficulty enforcing judgments against our management.
•The IRS may not agree that the Company should be treated as a non-U.S. corporation for U.S. federal income tax purposes.

Risks Related to Federal Illegality of Cannabis in the United States

•Enforcement of U.S. federal laws could negatively affect businesses involved in the cannabis industry and cause financial damage to us.
•If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to us.
•We may face difficulties in enforcing our contracts in U.S. federal and certain state courts.
•Our wholly owned U.S. subsidiary, Herbal Brands, is a nutraceutical company with a business that carries non-cannabis reputational, regulatory and financial risks.
•While we have no U.S. cannabis operations, the United States has barred non-U.S. citizens involved with U.S. cannabis operations, even as investors, and confusion about our operations could arise in the immigration context.

Risks Related to Our Operations in Colombia

•We may be subject to emerging market risks.
•Regulation of the cannabis industry in Colombia is recent, and the Colombian government may not encourage the cannabis industry.
•The occurrence of certain “causes for license termination” conditions could terminate our cannabis licenses in Colombia.
•The identity and background of our legal representatives are important for our cannabis licenses.
•Colombian legislation contains various security requirements.
•Circumstances that affect the land may impact our cannabis licenses.
•Financing the cannabinoid industry in Colombia is uncertain.
•We may be subject to operational risks in Colombia.
•Colombia has experienced several periods of violence and instability that could affect the economy and our Company.
•Allegations of corruption against the Colombian government, politicians and private industry could create economic and political uncertainty and could expose us to additional credit risk.
•Colombia has experienced significant inflation.
•Additional tax liabilities in Colombia resulting from changes to tax regulations or the interpretation thereof could adversely affect our consolidated results.
•Exchange rate fluctuations may adversely affect the Colombian economy and our results.

Risks Related to Our Business and Industry

We have a history of losses, we may not become profitable and, if we do, we may not be able to maintain profitability.

We have had operating losses, including a net loss of $36,675 in the year ended December 31, 2020, and negative cash flows from operations since inception and we may not be able to achieve or maintain profitability in the future or on a consistent basis. We anticipate that we will continue to incur losses from operations due to pre-commercialization activities, regulatory requirements, marketing and production activities, and general and administrative costs to support operations. In addition, as a public company, we expect to incur significant accounting, legal and other expenses that we have not incurred as a private company.

Our limited operating history and an unproven business model make it difficult for us to evaluate our current business and future prospects.

We have a limited operating history upon which potential investors can evaluate our performance. We are, and expect for the foreseeable future to be, subject to all the risks and uncertainties inherent in an emerging company in an emerging industry. As a result, the revenue and income potential of our business is unproven. We must continue to build and improve many functions necessary to conduct business, including, without limitation, managerial and administrative structure, sales, marketing and distribution activities, financial systems and personnel recruitment. We may make errors in predicting and reacting to relevant market trends, which could harm our business. Consequently, any predictions about our future success or viability, or any evaluation of our business and prospects, may not be accurate. In addition, we can make no assurance that we will be able to achieve our business objectives, that we will be able to execute our business plan, that we will ever become profitable or that we will ever pay any dividends or that our shares will appreciate in value. Similarly, the market for our products and services is characterized by regulatory approvals, customer adoption, support amongst the medical and health care supply chain including physicians, insurance companies and pharmacies, rapid intellectual property advances, changes in customer requirements, preferences and behaviors, changes in protocols and evolving laws, regulations and industry standards. If we are unable to develop enhancements to our existing products and services or acceptable new products and services that keep pace with rapidly changing developments, our products and services may become obsolete, less marketable and less competitive and our business may be harmed.

Historically, there was substantial doubt about Clever Leaves’ ability to continue as a going concern.

In connection with the Clever Leaves’ audited financial statements for the year ended December 31, 2019, our management determined that there were material uncertainties which caused substantial doubt about Clever Leaves’ ability to continue as a going concern, absent additional financing and cost reduction or cost management measures. In connection with the closing of the Business Combination, we received approximately $74 million of net proceeds (refer to Note 8. to the audited consolidated financial statements included within this Form 10-K). If this amount is insufficient for us to continue to operate as a going concern, we may need to raise additional cash through debt, equity or other forms of financing to fund future operations which may not be available on acceptable terms, or at all. If we are unable to continue as a going concern, our shareholders may lose some or all of their investment in our securities.

Our business is dependent on legislation in each of the jurisdictions in which we operate.

The authorities that regulate the cannabis and hemp industries in the countries in which we conduct business may take actions that materially affect our operations and profitability. The nature and degree of the legislation affecting cannabis companies varies across the various jurisdictions in which we operate, and are subject to further changes, which may arise rapidly. Each jurisdiction may have its own highly specialized legislation for the cultivation, production and sale of cannabis and hemp. Such laws and regulations relate to, among other things: permitted and prohibited activities; required licenses and registrations; permits, growth estimates, quotas, certifications, registrations, other approvals and associated fees; construction, minimum conditions and security required for our facilities; and required personnel and their qualifications.

Changes in relevant regulations, changes in interpretation of regulations, more vigorous or even varied or inconsistent enforcement thereof or other unanticipated events could require extensive changes to operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition. The cannabis and hemp industry is subject to extensive controls and regulations, which may significantly affect the financial condition of market participants.

Continued development of the cannabis and hemp industry is dependent upon continued legislative and regulatory authorization of cannabis and hemp at the state, federal and international level and a willingness of law enforcement agencies and authorities to not interfere with that development. Any number of factors could slow or halt progress in this area. Further legislative and regulatory authorization of cannabis and hemp is not assured, and it is possible that the legal environment for cannabis or hemp will deteriorate. While there may be ample public support for legislative action, numerous factors impact the legislative and regulatory process, and there can be no assurance that cannabis or hemp will be regulated in a manner that allows further development and growth of the industry.

We cannot predict the nature of any future laws, regulations, interpretations or applications, or determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Our business is subject to substantial and evolving regulation in multiple jurisdictions, and we may not always successfully comply fully with regulatory requirements in all jurisdictions, despite our efforts to do so.

We are and will be required to comply with ongoing compliance and reporting requirements and ongoing regulation and oversight by governmental authorities that are comprehensive and burdensome. The cannabis and hemp industries are subject to extensive controls and regulations, which may significantly affect the financial condition of market participants. We incur substantial ongoing costs and obligations related to regulatory compliance and expects to continue to do so in the future.

Our mission is to comply with all applicable laws, rules, regulations and guidelines wherever we operate. In many jurisdictions, the legal and regulatory schemes have been recently adopted, are rapidly changing or are not yet fully developed. As a result, laws and regulations relating to cannabis and hemp may be incomplete or ambiguous, or selectively or inconsistently enforced, making compliance therewith difficult if not impossible. Our efforts to maintain legal compliance in this complex environment and any failure to comply with the laws and regulations may result in additional costs for corrective measures, civil or criminal penalties, restrictions of operations, or even the loss of licenses, quotas, certifications or accreditation, and could have a material adverse impact on our business, financial condition and operating results. We may experience delays as we attempt to seek interpretive guidance with respect to such laws or regulations, and we may have to revise our business plan if the laws and regulations, or regulators’, courts’ or enforcement authorities’ interpretations thereof, or our understandings thereof, change.

Changes in relevant regulations or their interpretations, more vigorous, inconsistent or incorrect enforcement of regulations, or other unanticipated events could require extensive changes to operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition. The cannabis and hemp industry is also subject to numerous legal challenges, which may significantly affect the financial condition of market participants and which cannot be reliably predicted.

Despite efforts to do so, we may fail to obtain or maintain licenses, permits, certifications, authorizations, estimates (quotas), or accreditations needed to operate our business or achieve our business plans.

Our business endeavors depend on receiving and maintaining regulatory licenses, permits, certifications, authorizations, quotas or accreditations amongst government authorities from multiple jurisdictions, including international organizations. Several licenses, permits, certifications, authorizations, quotas or accreditations may be required from multiple governmental agencies, including:
•cultivation of or possession of cannabis or hemp and the possession or use of seeds for planting;
•extraction and production of derivatives or cannabis-based products from cannabis or hemp;
•distribution of cannabis or hemp, derivatives thereof or cannabis-based products within a country’s borders;
•possession or authentication of agricultural genetic material;
•cross-border importing and exporting of cannabis, hemp, their derivatives or cannabis-based products;
•certification including but not limited to good agricultural and collection practices, good manufacturing practices, good distribution practices, good elaboration practices and good laboratory practices;
•health registrations or special schemes registrations or habilitations and permits required for the sale of products;
•inclusion of the Company as the provider of API, semi-finished and finished products and other cannabis-based products at national and international levels; and
•import/export certificates and permits from health and controlled substances authorities for the importation/exportation of cannabis-based APIs, raw materials and products.

These licensing, permits, certification, authorization, quotas and accreditation requirements are stringent, and there is no guarantee that the regulatory authorities will issue, extend or renew any license, permit, certification or accreditation or, if they are extended or renewed, that they will be extended or renewed on time and on the same or similar terms as initially granted or as requested. The issuance or renewal of such licenses, permits, certifications, authorizations, quotas and accreditations may also take longer than expected. We cannot predict the extent of testing and documentation or the amount of time and resources required to maintain regulatory approvals for products or licenses.

For example, in Colombia, we must annually request from the applicable regulatory agencies the allocation of quota supported on commercial agreements, to plant cannabis plants with 1% or more of THC and produce cannabis derivatives with more than 0.2% or more of THC, which must be used by the end of the subsequent calendar year.

In turn, our quota allocation in Colombia and our ability to export to other countries depends in part on United Nations treaties establishing annual country-by-country estimates for the production, use and export and import of medical cannabis. For example, the total allocation for production (whether for domestic use or export) and import assigned by the INCB to Colombia was approximately 116,2 metric tons in 2021, 56 metric tons in 2020, and 14 metric tons in 2019. It is uncertain whether this allocation will be reduced or increased in subsequent years. In addition, there could be no assurance that in the future the necessary quotas in Colombia and other relevant jurisdictions will be allocated to us or reallocated on time or at all. The quota system affects our ability to not only produce, but also to export, cannabis and cannabis-derived products to foreign countries.

In order to commercialize certain pharmaceutical classes of products in a number of countries, including Colombia, Portugal and Germany, we need to have GMP certifications for our facilities. Because these certifications apply to specific manufacturing processes, conducted under specific conditions and are tied to specific facilities, if the facilities are damaged, destroyed or need to be moved, we cannot assure that the authorities will issue any certification for the new facility.

In Colombia, our cultivation operations have received GACP certification, and our manufacturing processes in specific facilities have received GMP certification from INVIMA. In July 2020, our Colombian manufacturing processes conducted at the postharvest and pharmaceutical extraction and manufacturing facilities received EU GMP certification. The EU GMP certification received by us in July 2020 covers the part of the manufacturing process that begins with the trimming of the flower at the cultivation site until packaging, which is conducted at the extraction facility in Colombia. If we develop a new product that requires a manufacturing process not included in our existing EU GMP certification, we must request an audit of the new manufacturing process and our inclusion in the existing EU GMP certification. The EU GMP certification received by us is valid for three years, which is the maximum validity period possible, and is renewable upon assessment by EU GMP inspectors. In order to maintain our EU GMP certification, we are required to comply with the EU GMP Guidelines, and may be subject to visits and information request by EU GMP inspectors.

Our Portuguese cultivation operations have received a provisional license from INFARMED to cultivate, import and export dried cannabis flower produced at our Portuguese cultivation site. While provisional, the license provides our Portuguese operations similar rights and qualifications as a definitive license, including the ability to conduct commercial operations. Our Portugal facility received the GACP certificate in March 2021. To maintain the GACP certificate, we must cultivate and operate under GACP guidelines.

Our German distribution business, Clever Leaves GmbH (formerly IQANNA), is working towards obtaining a wholesaler dealer license with GDP certification and an import-manufacture license with EU GMP certification to bring cannabis extracts to the market. We expect to apply for a narcotics license to sell cannabis products in Europe before the German Federal Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte) ("BfArM"). We cannot assure you that the authorities will issue, modify, extend or renew any certification, accreditation, license or quota, or if it is modified, that it will be modified as requested or, if it is extended or renewed, that it will be extended or renewed on the same or similar terms as initially granted. In addition, our failure to maintain GMP certifications could impair or halt our ability to distribute cannabis products in a jurisdiction that requires GMP certification.

In addition, in some countries, these certifications are also required for the sale of our products. Failure to obtain these certifications could limit our ability to sell our products in these countries.

Countries may or may not accept, according to the mutual recognition agreements in place between countries or the Pharmaceutical Inspection Convention and Pharmaceutical Inspection Co-operation Scheme ("PIC/S") affiliation, the quality certifications that we have or is currently pursuing. If a certificate is not recognized in any country, we will have to apply and receive new certifications from that country.

In addition, we may face additional quality standards such as, but not limited to, testing pesticides, heavy metals, microbiology, cannabinoid potency levels and other technical requirements, which may represent delays or even the impossibility of commercializing product in those countries.

Failure to comply with the requirements of a license, permit, certification, authorization, quota or accreditation or any failure to maintain a license, permit, certification, quota or accreditation could have a material adverse impact on our business, financial condition and operating results and, in the extreme case, require us to discontinue operations. If the costs of complying with these regulations are substantial such that our investments are not profitable, or we are otherwise unable to comply with these regulations, we may be required to curtail or cease operations.

The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the global economy and to our business, and may have an adverse impact on our performance and results of operations.

The outbreak of the novel coronavirus, or COVID-19, which has been declared by the WHO to be a “pandemic”, has resulted, and other infectious diseases could result, in a widespread health crisis that has and could continue to adversely affect the economies and financial markets worldwide, which may materially and adversely affect our business. COVID-19 has severely restricted the level of economic activity around the world and in all countries in which we or our affiliates operate. A public health epidemic, including COVID-19, or the fear of a potential pandemic, poses the risk that we or our employees, distributors, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, and our customers may be prevented from purchasing our products, due to shutdowns, “stay-at-home” mandates or other preventative measures that may be requested or mandated by governmental authorities. The governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

The effect of COVID-19 could include closures of our facilities or the facilities of our suppliers and other vendors in our supply chain and other preventive and protective measures in our supply chain. If the pandemic persists, closures or other restrictions on the conduct of business operations of our third-party manufacturers, suppliers or vendors could disrupt our supply chain. In addition, there have been and could be further disruptions to our planned expansion of certain product line and production processes.

Due to the cancellation of most air flights from Colombia, we lost several commercial opportunities to ship our products to various geographies. As a result of disruptions in shipping, some of our customers found alternative suppliers and may choose to continue with their new suppliers rather than working with us in the future. These factors could otherwise disrupt our operations and could have an adverse effect on our business, financial condition and results of operations.

In Portugal and Germany, COVID-19 has the potential to continue to disrupt our operations. Our employees and contractors may be unable to travel to work or may be unable to work due to the effects of COVID-19, our facilities may have to be closed to comply with local regulations, infrastructure development may be delayed due to restrictions put in place to contain the spread of COVID-19 and our supply chains may continue to face issues resulting from limitations on the freedom of movement or from production closures resulting from spread of COVID-19 or legislation to contain its spread.

As a result of COVID-19, we have implemented remote work policies for certain employees and the effects of our remote work policies may negatively impact productivity, disrupt access to books and records, increase cybersecurity risks and disrupt our business. We do not yet know when our employees will be able to return to the office (although our employees in Germany and Portugal are currently permitted to work from the office on a voluntary basis with safety precautions in place). In addition, the effects of COVID-19 may delay our R&D programs and our ability to execute certain of our strategic plans which could include recruiting senior management professionals, construction, R&D, new product launches, new market expansions, acquisitions and access to capital. Future GMP inspections, inclusions or certifications for new product capabilities could be delayed due to restrictions on travel. The COVID-19 pandemic has also affected the completion of licensing in Portugal due to INFARMED’s delay to conduct physical inspections of our facilities. Our licensing in Portugal, Germany or other jurisdictions, could also be delayed if regulators are directed to focus on the health emergency instead of licensing activities as a result of an inability to conduct inspections or if a COVID-19 outbreak impacts the regulator in any other way. So long as measures to combat COVID-19 stay in effect, we expect COVID-19 to negatively affect our results of operations. The global impact of COVID-19 continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others.

Even after the pandemic subsides, our businesses could also be negatively impacted should the effects of COVID-19 lead to changes in consumer behavior, including as a result of a decline in discretionary spending, or changed priorities for regulators worldwide, which may slow efforts to legalize and prudently regulate cannabis in many countries. During the past year, financial conditions for the cannabis industry have faced increased volatility even prior to COVID-19. Moreover, future events could cause global financial conditions to suddenly and rapidly destabilize, and governmental authorities may have limited resources to respond to such future crises. Future crises may be precipitated by any number of causes, including natural disasters, geopolitical instability, changes to energy prices or sovereign defaults. Any sudden or rapid destabilization of global economic conditions could negatively impact our ability to obtain equity or debt financing or make other suitable arrangements to finance our projects. If increased levels of volatility continue, there is a rapid destabilization of global economic conditions or a prolonged recession resulting from the pandemic, it would likely materially affect our business and the value of our common shares.

We may fail to export for sale as many cannabinoids products as we expect, which could have a negative adverse effect on our business plan and profitability.

Our success depends on our ability to attract and retain customers and distributors, but we face competition in obtaining customers and distributors for our cannabis materials and products. There are many factors that could impact our ability to attract and retain customers and distributors, including our ability to successfully compete on the basis of price, continually produce desirable and effective products that are superior to others in the market, the successful implementation of our customer acquisition plan and the continued growth in the aggregate number of potential customers. Competition for customers may result in increasing our costs while also lowering the market prices for our products, and reduce our profitability. If we are not successful in attracting and retaining customers, we may fail to be competitive or achieve profitability or sustain over time

As a result of changing customer preferences, many products attain financial success for a limited period of time. Even if we are successful in introducing new products or developing our current products, a failure to gain consumer acceptance or to update products with compelling attributes could cause a decline in our products’ popularity that could reduce revenues and harm our business, operating results and financial condition. Failure to introduce new products or product types and to achieve and sustain market acceptance could result in our being unable to meet consumer preferences and generate revenue, which would have a material adverse effect on our profitability and financial results from operations.

Significant interruptions in our access to certain supply chains may impair our cannabis growing operations.

We intend to maintain a full supply chain for the provision of our products and services to the regulated cannabis industry. Our business is dependent on a number of key inputs and their related costs (certain of which are sourced in other countries and on different continents), including transportation, raw materials, supplies and equipment related to our growing operations, as well as electricity, water and other local utilities.

Furthermore, due to the fast evolving and at times uncertain regulatory landscape for cannabis in the countries where we conduct business, our third-party suppliers, manufacturers and contractors may elect, at any time, to decline or withdraw services necessary for our operations. Any significant interruption, price increase or negative change in the availability or economics of the supply chain for key inputs and, in particular, rising or volatile energy costs could curtail or preclude our ability to continue production and materially impact our business, financial condition and results of operations. In addition, our operations would be significantly affected by a prolonged power outage. Loss of our suppliers, service providers or distributors would have a material adverse effect on our business and operational results. Disruption of our manufacturing and distribution operations could adversely affect inventory supplies and our ability to meet product delivery deadlines.

Our ability to compete and grow cannabis is dependent on our access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of labor, equipment, parts and components.

We may be unable to implement our business strategy.

The growth and expansion of our business is heavily dependent upon the successful implementation of our business strategy as described under the heading “Business.” There can be no assurance that we will be successful in the implementation of our business strategy. A failure to do so could have negative financial and reputational effects on us.

Our business is not diversified.

Larger companies have the ability to manage their risk through diversification. We currently lack diversification, in terms of the nature of our business. Our Herbal Brands business in the U.S., a non-cannabinoid nutraceuticals business, currently generates most of our revenue due to the early stage nature of our cannabinoid business, but regardless of whether such revenues continue to represent a material portion of our total revenue, it may not provide substantial diversification benefit. As a result, we could potentially be more impacted by factors affecting the cannabinoid industry in general and us in particular than would be the case if our business was more diversified.

We currently have debt and may continue to incur debt in the future which involves risks that could negatively affect our business, results of operations, cash flows or liquidity.

In connection with the closing of the Business Combination, the Company and certain of its subsidiaries entered into guarantees in favor of GLAS Americas LLC, as the collateral agent, in respect of the 2022 Convertible Notes and became guarantors thereunder. In addition, our subsidiary, Herbal Brands, is a party of the Herbal Brands Loan. We may pay substantial amounts of cash or incur debt, including convertible debt, to pay for investments we make in new ventures and our subsidiaries, which could adversely affect our liquidity and ability to service our debt. Incurring indebtedness would also result in increased fixed obligations, increased interest expense and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. The impact of COVID-19 on our business and operations may make our ability to comply with our financial covenants more difficult.

We and our business are subject to additional risks as a result of international operations.

Our international operations and marketing initiatives expose us and our representatives, agents and distributors to risks inherent to operating in foreign jurisdictions that could materially adversely affect our operations and financial position. These risks include (i) country-specific taxation policies, (ii) imposition of additional foreign governmental controls or regulations, (iii) export and import and permits, registrations and license requirements, (iv) changes in tariffs and other trade restrictions, (v) international trade barriers due to national or international policies and (vi) complexity of collecting receivables and managing cash receipts in a foreign jurisdiction.

Moreover, applicable agreements relating to business in foreign jurisdictions are governed by foreign laws and are subject to dispute resolution in the courts of, or through arbitration proceedings in, the country or region in which the parties are located or another jurisdiction agreed upon by the parties. We cannot accurately predict whether such forum will provide an effective and efficient means of resolving disputes that may arise in the future. Even if we obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty in enforcing any award or judgment on a timely basis or at all.

Risks related to our international activities may adversely affect our business.

Governments in certain jurisdictions intervene in their economies, sometimes frequently, and occasionally make significant changes in policies and regulations. Changes, if any, in the cannabis industry or shifts in political attitude in the countries in which we operate may adversely affect our profitability. Operations may be affected in varying degrees by government regulations with respect to, but not limited to, restrictions on production, price controls, export controls, currency remittance, importation of product and supplies, income and other taxes, royalties, access to banking, the repatriation of profits, expropriation of property, foreign investment, maintenance of concessions, licenses, approvals and permits, environmental matters, land use, land claims of local people, water use and workplace safety. Failure to comply strictly with applicable laws, regulations and local practices could result in potential criminal liability, loss, reduction or expropriation of licenses, or the imposition of additional local or foreign parties as joint venture partners with carried or other interests.

The cannabinoid industry and market are relatively new in the jurisdictions in which we operate, and we may not be successful in managing uncertainty and volatility.

The cannabis industry and market are relatively new in the jurisdictions in which we operate, and the industry, the regulation and market may not continue to exist or grow as anticipated, or we may ultimately be unable to succeed in this new, highly uncertain and extremely volatile industry and market.

Competitive conditions, consumer tastes, patent requirements, changing regulations and spending patterns in this new industry and market are relatively unknown and may have unique circumstances that differ from existing industries and markets. Furthermore, as a result of recent and ongoing regulatory and policy changes in the veterinary and human medical and adult-use cannabis industry, the market data available is limited and unreliable. Applicable laws in certain jurisdictions prevent widespread participation and hinder market research. As laws are recent and subject to changes as the industry unfolds, the regulations and their interpretation by governmental regulating bodies are unpredictable and may drastically differ from our understanding as well as assessment by local advisers. Therefore, in certain jurisdictions, our market research and projections of estimated total retail sales, demographics, demand and similar consumer research are based on assumptions from limited and unreliable market data and generally represent the opinions of our management as of the date given. There are no assurances that this industry, the regulations and the markets will continue to exist or grow as currently estimated or anticipated, or function and evolve in a manner consistent with management’s expectations and assumptions. Accordingly, there can be no assurance that we will be capable of addressing those risks when they arise. Any event or circumstance that affects the medical cannabis industry and market could have a material adverse effect on our business, financial condition and results of operations.

Germany is Europe’s leading medical cannabis market. We are building a distribution network in Germany through our relationship with Cansativa GmbH (“Cansativa”), an EU GDP and EU GMP certified cannabis importer and distributor, and our wholly owned subsidiary Clever Leaves GmbH, which is in process for the ultimate issuance of the necessary licenses and authorizations to import and distribute cannabis products in Germany for pharmaceutical use. As of the date of hereof, we have imported pharmaceutical and narcotic products to Germany on a limited basis but there could be no assurance that we will be able to continue to do so in the future. If we are not successful in establishing an effective distribution network in Germany and receiving required regulatory licenses and approvals (including marketing authorizations), and if we are not successful at establishing commercial partnerships or our strategy in Germany is not successful, this could have a material adverse effect on our business, financial condition and results of operations.

The cannabinoid industry faces strong opposition and may face similar opposition in other jurisdictions in which we operate.

Many political and social organizations oppose hemp and cannabis and their legalization, and many people, even those who support legalization, oppose the sale of hemp and cannabis in their geographies. Our business will need support from local governments, industry participants, consumers, communities and residents to be successful. Additionally, there are large, well-funded businesses that may have a strong opposition to the cannabis industry. For example, the pharmaceutical and alcohol industries have traditionally opposed cannabis legalization. Any efforts by these or other industries opposed to cannabis would make in halting or impeding the cannabis industry could have a detrimental impact on our business.

We currently depend on a limited set of customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships and partnerships or if one or more significant customers or partners were to terminate their relationship with us or reduce their purchases, our revenue could decline significantly.

Our revenue could be materially and disproportionately impacted by purchasing decisions of our customers, or any other significant customer including the customers of our subsidiaries. In the future, our customers may decide to purchase less product from us than they have in the past, may alter purchasing patterns at any time with limited notice, or may decide not to continue to purchase our products at all, any of which could cause our revenue to decline materially and materially harm our financial condition and results of operations. If we are unable to diversify our customer base, maintain our existing strategic partnerships and expand our supply network with other partners, we will continue to be susceptible to risks associated with customer concentration. In addition, we have granted certain product exclusivities to key customers in various geographies and that could constrain our ability to grow.

Sales of health and wellness products by our wholly owned Herbal Brands were our main source of revenue for the years ended December 31, 2019 and 2020. In July 2020, GNC, currently our largest customer representing a significant portion of our revenue in 2020, filed for Chapter 11 bankruptcy protection. In the third quarter of 2020, substantially all of the assets of GNC were sold to Harbin Pharmaceutical Group Holding Corp. Ltd., and GNC emerged from Chapter 11 of the Bankruptcy Code. For additional details, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Development — GNC Bankruptcy.” Despite our efforts, our revenue is likely to fluctuate materially and adversely as a result of GNC’s bankruptcy proceedings and related matters.

We will need to raise substantial additional funds in the future, which funds may not be available or, if available, may not be available on acceptable terms.

Designing and constructing cultivation, processing and distribution facilities, and cultivating and producing cannabinoids products is expensive. Changing circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, we may incur costs for the design and construction of cultivation, processing and dispensary facilities that greatly exceed our current budget for such projects. Alternatively, we may identify opportunities to acquire additional cannabis and hemp licenses that we believe would be beneficial to us. The acquisition of such licenses, and the cost of acquiring the related cultivation, processing or distribution facilities or, if not in existence or completed, the design and construction of such facilities may require substantial capital. In such events, we may need to raise additional capital to fund the completion of any such projects.

Furthermore, the cannabis industry is in its early stages and it is likely that we and our competitors will seek to introduce new products in the future which may include new genetic formulations. In attempting to keep pace with any new market developments, we will need to expend significant amounts of capital in order to successfully develop and generate revenues from new products, including new genetic formulations. We may also be required to obtain additional regulatory approvals from applicable authorities based on the jurisdictions in which we plan to distribute our products, which may take significant time. We may not be successful in developing effective and safe new products, bringing such products to market in time to be effectively commercialized or obtaining any required regulatory approvals, which together with capital expenditures made in the course of such product development and regulatory approval processes, may have a material adverse effect on our business, financial condition and results of operations.

We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. While we have been successful in raising financing in the past, there can be no assurances that additional financing will be available when needed on acceptable terms, or at all. The continued spread of COVID-19 and uncertain market conditions may further limit our ability to access capital. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, and suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, financial condition, and prospects.

We may need to raise additional funds in the future to support our operations. If we are required to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, and we may be required to:
•significantly delay, scale back or discontinue the design and construction of any cultivation, processing and dispensary facilities for which we are awarded licenses; or
•relinquish any cultivation, processing and dispensary licenses that we are awarded, or sell any cultivation, processing or distribution facilities that we are designing and constructing.

If we are required to conduct additional fundraising activities and we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from executing upon our business plan. This would have a material adverse effect on our business, financial condition and results of operations.

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

Our success will depend on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. Qualified individuals are in high demand and we may incur significant costs to attract and retain them. The loss of the services of any of our key executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct or grow our business. This risk may be particularly acute for us relative to some of our competitors because some of our senior executives work in countries where they are not citizens and work permit and immigration issues could adversely affect the ability to retain or hire key persons. We do not, and we do not intend to, maintain key person life insurance policies with respect to our employees.

We may have difficulty conducting business with banks and other financial institutions.

Financial transactions involving proceeds generated by illegal cannabis-related conduct can form the basis for prosecution under the anti-money laundering laws in many jurisdictions, as well as the unlicensed money transmitter statute and the Bank Secrecy Act.

Because cannabis sales, use or possession are highly regulated or prohibited in most countries, banks in the United States and many other countries will not accept for deposit funds from businesses involved with cannabis or facilitate transactions, due mostly to concerns related to anti-money laundering laws, or may accept funds for deposit but will not allow international transactions or certain domestic payments. This is the case even if the cannabis business is compliant with applicable law. As a result, businesses engaged in the cannabis industry often have difficulty finding a bank or other financial institution willing to accept their deposits or enter into financial transactions, including loans. The loss of a bank account, due for example to shifting risk sensibilities within the bank, or an inability to open a bank account or obtain a credit facility in certain jurisdictions may make it difficult for us to operate and for potential customers, suppliers and partners to do business with us, and may raise the cost and burden of banking for us. This may also require us to retain unusually large amounts of cash, making us susceptible to the risk of theft and other criminal activity. A loss of any material amount of cash would have a material adverse effect on our financial condition and results of operations.

In February 2014, the Financial Crimes Enforcement Network bureau of the U.S. Treasury Department issued guidance (which is not law in the United States) with respect to financial institutions providing banking services to cannabis businesses, including burdensome due diligence expectations and reporting requirements. That guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the Department of Justice or other federal regulators. Thus, most banks and other financial institutions in the U.S. do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the U.S. In addition, federal money laundering statutes and the U.S. Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales. The inability or limitation in our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.

Agricultural events, such as crop disease, insect infestations, volatile weather, absorption of heavy metals and other conditions, could result in substantial losses and weaken our financial results.

Our business is reliant on the cultivation, processing and sale of cannabinoids, which are agricultural products. As a result, our financial results will be subject to the risks inherent to the agricultural business, such as crop disease, insect infestations, volatile weather, drought, absorption of heavy metals and similar agricultural risks, which may adversely affect supply, reduce production and sales volumes, increase production costs, or prevent or impair shipments. Natural elements could have a material adverse effect on the production of our cannabis products.

Environmental risks may adversely affect our business.

Cultivation and production activities may be subject to licensing requirements relating to environment regulation. Environmental legislation is evolving in such a manner that may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The application of environmental laws to our business may cause us to increase the costs of our cultivation, production or scientific activities. Unanticipated licensing delays can result in significant delays and cost overruns in our business and could affect our financial condition and results of operations. There can be no assurance that these delays will not occur. Prior use of pesticides at our agricultural sites, if not discovered prior to cultivation on such sites, could lead to the production of tainted and unsaleable product, which could negatively impact the results of our operations.

Lack of or inadequate insurance coverage may adversely affect our financial resources and prospects.

Crop insurance is generally not available to cannabis companies, and if it becomes available, it may not be available at commercially reasonable prices. In addition, non-agricultural insurance coverages, including directors’ and officers’ insurance, while generally available to cannabis companies, are often not available at commercially reasonable prices. There can be no assurance that we will have appropriate insurance in place sufficient to cover events that may occur, the amount of liabilities we may incur or claims to which we may become subject. If commercially reasonable insurance coverage is unavailable or insufficient to cover any such claims, our financial resources and prospects could be adversely affected.

We may be subject to risks related to our information technology systems, including the risk that we may be the subject of a cyber-attack.

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology (“IT”) services in connection with our operations. Our operations depend, in part, on how well we and our vendors protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. Any of these and other events could result in IT system failures, delays or increases in capital expenses. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems and software, as well as preemptive expenses to mitigate the risks of failures. The failure of IT systems or a component of IT systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security resources to protect our data security and information technology systems, such measures may not prevent such events. Significant disruption to our information technology system or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

We are constrained by law in our ability to market our products in certain jurisdictions.

The development of our business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by regulatory bodies. The regulatory environment in certain jurisdictions limits our ability to compete for market share in a manner similar to other less-regulated industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and results of operations could be adversely affected. Also, even when fully compliant of local and international regulations, some countries may decide to have protectionism policies to deny or delay the importation of products coming from other countries.

We rely on third-party distributors to distribute our products, and those distributors may not perform their obligations.

We rely on third-party distributors, including pharmaceutical distributors, airlines, courier services and government agencies, and may in the future rely on other third parties, to distribute our products. Due to the perishable and premium nature of our products, we will depend on fast and efficient courier service to distribute our products. If these distributors do not successfully carry out their contractual duties, or renew their agreements following the completion of any contractual obligations, if there is any prolonged disruption, delay or interruption in the distribution of our products, such as due to COVID-19, or if these third parties damage our products, it could negatively impact our revenue from product sales and adversely affect our financial condition and results of operations. Any damage to our products, such as product spoilage, could expose us to potential product liability, damage our reputation and the reputation of our brands or otherwise harm our business. Rising costs associated with the courier services used by us to ship our products may also adversely impact our business and ability to operate profitably.

We are subject to risks from our ongoing and future construction projects.

We are subject to a number of risks in connection with the construction of facilities in Colombia and Portugal, including the availability and performance of engineers and contractors, suppliers and consultants, the availability of funding, and the receipt of required governmental approvals, licenses and permits. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we are dependent in connection with our construction activities, a delay in or failure to receive the required governmental approvals, licenses and permits in a timely manner or on reasonable terms, or a delay in or failure in connection with the completion and successful operation of the operational elements in connection with construction could delay or prevent the construction of the additional phases of the facilities as planned. There can be no assurance that current or future construction plans implemented by us will be successfully completed on time, within budget and without design defect, that the necessary personnel and equipment will be available in a timely manner or on reasonable terms to successfully complete construction projects, that we will be able to obtain all necessary governmental approvals, licenses and permits, or that the completion of the construction, the start-up costs and the ongoing operating costs will not be significantly higher than anticipated by us. Any of the foregoing factors could adversely impact our operations and financial condition.

If we are unable to protect the confidentiality of our intellectual property and proprietary information, our business could be adversely affected.

In jurisdictions where cannabinoids sales, use or possession is not legal, we may be restricted with respect to obtaining patents, trademarks and other protections from the authorities for our brands and products. As a result, we rely heavily on trade secret protection and confidentiality agreements to protect our intellectual property and proprietary information. Although we have entered into agreements with some of our employees, consultants, advisors and other third parties that contain confidentiality, non-compete, non-solicitation and invention assignment provisions, these agreements do not cover all eventualities, and they may be breached and we may not have adequate remedies for any such breach. In addition, others may independently discover or develop our intellectual property and proprietary information. If we are unable to prevent disclosure of our intellectual property and proprietary information to third parties, we may not be able to establish or maintain a competitive advantage in our markets, which could materially adversely affect our business, financial condition and results of operations.

Product recalls could adversely affect our business.

Manufacturers and distributors of products in the industries we serve are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of our products are recalled due to an alleged product defect, regulatory requirements or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Recall of products could lead to adverse publicity, decreased demand for our products and could have significant reputational and brand damage. Although we have detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if any of our significant brands were subject to recall, the image of that brand and our company could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by Colombia’s INVIMA, Portugal’s INFARMED or other the health authorities or regulatory agencies where the company operates or products are sold, requiring further management attention and potential legal fees and other expenses.

Our sale of cannabinoids-related and nutraceutical products exposes us to significant product liability risks.

As a manufacturer and distributor of products designed to be consumed by humans and possibly by animals, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of our products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human or veterinary consumption of our products alone or in combination with other medications or substance could occur. We may be subject to various product liability claims, including, among others, that our products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our business, financial condition and results of operations. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

A significant failure or deterioration in our quality control systems could have a material adverse effect on our business and operating results.

The quality and safety of our products are critical to the success of our business and operations. As such, it is imperative that our (and our service providers’) quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by the design of the quality control systems, the quality training programs and adherence by employees to quality control guidelines. Although we strive to ensure that all of our service providers have implemented and adhere to high quality control systems, any significant failure or deterioration of such quality control systems could have a material adverse effect on our business and operating results.

We may experience breaches of security at our facilities or loss as a result of the theft of our products.

Given the nature of our products and their lack of legal availability outside of government approved channels, as well as the concentration of inventory in our Colombian and Portuguese facilities, and despite meeting or exceeding applicable security requirements, there remains a risk of security breach as well as theft. A security breach at one of our facilities could result in a significant loss of available products, expose us to additional liability under applicable regulations and to potentially costly litigation or increase expenses relating to the resolution and future prevention of these breaches and may deter potential customers from choosing our products, any of which could have an adverse effect on our business, financial condition and results of operations.

Foreign currency fluctuations may adversely affect our financial position, results of operations and cash flows.

Our international operations make us subject to foreign currency fluctuations and inflationary pressures, which may adversely affect our financial position, results of operations and cash flows. We are affected by changes in exchange rates between the U.S. dollar and foreign currencies. We may, but do not currently, invest in foreign currency contracts to mitigate these risks, and if we elect to conduct any form of currency hedging, it may require significant financial resources to do so.

Unfavorable scientific findings, publicity or consumer perception of the cannabinoid industry could have a material adverse effect on our business.

We believe that the economic viability and future regulation of the legal cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception of cannabis products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the legal cannabis market or any particular product or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity, even if inaccurate or without merit and even resulting from consumers’ improper use of legal cannabis products, could have a material adverse effect on the demand for our products and services and, correspondingly, on our business, results of operations, financial condition and cash flows.

Future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis.

Research regarding the medical benefits, viability, safety, efficacy, use and social acceptance of cannabis or isolated cannabinoids (such as CBD and THC) remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Although we believe that the articles, reports and studies support our views regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Given these risks, uncertainties and assumptions, investors should not place undue reliance on such articles and reports. Future research studies and clinical trials may draw opposing conclusions to those stated herein or reach negative conclusions related to medical cannabis, which could have a material adverse effect on the demand for our products, which could result in a material adverse effect on our business, financial condition and results of operations or prospects.

Certain events or developments in the cannabinoid industry more generally may impact our reputation.

Damage to our reputation can be the result of the actual or perceived occurrence of any number of events, and could include any negative publicity, whether such publicity is accurate or not. The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views regarding us and our activities, whether true or not. Although we believe that we operate in a manner that is respectful to all stakeholders and that we take pride in protecting our image and reputation, we do not ultimately have direct control over how we are perceived by others. Reputational loss may result in decreased ability to enter into new customer, distributor or supplier relationships, retain existing customers, distributors or suppliers, reduced investor confidence and access to capital, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our projects, thereby having a material adverse effect on our financial performance, financial condition, cash flows and growth prospects.

General market conditions and other factors, including incidents involving our customers, may affect our sales, profitability and overall operating results.

We cultivate, manufacture and distribute cannabinoids products for non-pharma purposes in select markets around the world. In addition to the medical cannabinoid business, we are also engaged in the business of formulating, manufacturing, marketing, selling and otherwise commercializing homeopathic and other natural remedies, wellness products, and nutraceuticals in the United States. The global economy is experiencing substantial recessionary pressures and declines in consumer confidence that are expected to negatively impact economic growth following the COVID-19 pandemic and measures adopted by various governments to address the spread of the disease. A global recessionary economic environment may increase unemployment and underemployment, decrease salaries and wage rates or result in decrease in volumes purchased by our customers or other market-wide cost pressures that could adversely affect demand for non-pharma products in both developed and emerging markets. In addition, growth rates in the emerging markets have moderated from previous levels. Reduced consumer spending and other factors may cause changes in our customer orders including reduced demand for our products, or order cancellations. The timing of placing of orders and the amounts of these orders are generally at the discretion of our customers. Customers may cancel, reduce or postpone orders with us on relatively short notice. Significant cancellations, reductions or delays in orders by customers could affect our quarterly results. It is currently anticipated that these challenging economic uncertainties will continue to affect certain of our markets in 2021 which could adversely affect our sales, profitability and overall operating results.

Fluctuations in wholesale and retail prices, including price erosion, could result in earnings volatility.

Several markets in which we compete have cannabis products that are subject to end market price erosion. Consequently, profitability is sensitive to fluctuations in wholesale and retail prices caused by changes in supply (which itself depends on other factors such as weather, fuel, equipment and labor costs, shipping costs, economic situation and demand), taxes, government programs and policies for the cannabis industry (including price controls and wholesale price restrictions that may be imposed by government agencies responsible for the sale of cannabis), and other market conditions, including pricing in the illicit market and the ongoing COVID-19 pandemic, all of which are factors beyond our control. Our operating income may be significantly and adversely affected by a decline in the price of cannabis and will be sensitive to changes in the price of cannabis and the overall condition of the cannabis industry, as our profitability is directly related to the end market price of our cannabis products. There is currently not an established market price for cannabis and the price of cannabis is affected by numerous factors beyond our control. Any price decline may have a material adverse effect on us.

The legalization of adult-use, recreational cannabis may reduce sales of medical cannabis.

Legalization of the sale to adults of recreational, non-medical cannabis in any country may increase competition in the medical cannabis market. For example, it is anticipated that citizens of Canada, which has legalized commercial sales of cannabis to adults, may deter medical cannabis patients from going through the process of obtaining a prescription. We may not be able to achieve our business plan in a highly competitive market where recreational, adult-use cannabis is legal, or the market may experience a drop in the price of cannabis and cannabis products over time, decreasing our profit margins.

We are subject to liability arising from any fraudulent or illegal activity by our employees, contractors and consultants.

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless, or negligent conduct or disclosure of unauthorized activities to us that violate (i) government regulations, (ii) manufacturing standards, (iii) federal, state and provincial healthcare fraud and abuse laws and regulations, or (iv) laws that require the true, complete and accurate reporting of financial information or data. It is not always possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any actions are brought against us, including by former employees, independent contractors and consultants, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment of our operations, any of which would have an adverse effect on our business, financial condition and results from operations.

We may face risks from our web-based activities.

Internet websites are visible by people everywhere, not just in jurisdictions where the activities described therein are considered legal. As a result, to the extent we sell services or products via web-based links targeting only jurisdictions in which such sales or services are compliant with state law, we may face legal action in other jurisdictions that are not the intended object of any of our marketing efforts for engaging in any web-based activity that results in sales into such jurisdictions that are deemed illegal under applicable laws.

We could face competitive risks from synthetic cannabis.

The pharmaceutical industry and others may attempt to enter the cannabis industry and, in particular, the medical cannabis industry through the development and distribution of synthetic products that emulate the effects of and treatment provided by naturally occurring cannabis. If synthetic cannabis products are widely adopted, the widespread popularity of such synthetic cannabis products could change the demand, volume and profitability of the botanical cannabinoid industry. This could adversely affect our ability to secure long-term profitability and success through the sustainable and profitable operation of our business.

The potential financial instability of our customers could result in decreased order volumes and defaults under our contracts which could adversely affect our business.

We are exposed to risks associated with the potential financial instability or other general business issues of our customers, many of whom may be adversely affected by an economic slowdown. As a result of macroeconomic challenges currently or potentially affecting the economy of the U.S. and other parts of the world, customers may experience serious cash flow problems and other financial difficulties. In addition, events in the U.S. or foreign markets, such as the outbreak of the COVID-19 pandemic and the United Kingdom’s exit from the EU, may continue to impact the global economy and capital markets. The impact of such events is difficult to predict. As a result, our existing and potential customers may modify, delay, or cancel plans to purchase our products or may purchase products in lesser quantities than expected. Additionally, if our customers are not successful in generating sufficient incomes, they may not be able to pay, or may delay payment of, amounts that are owed to us. Decreases in customer orders or inability of current or potential customers to pay us for our products may adversely affect our business, financial condition and results of operations.

Risks Related to Our Operations

Because Clever Leaves has historically operated as a private company, we have limited experience complying with public company obligations and fulfilling these obligations will be expensive and time consuming and may divert management’s attention from the day-to-day operation of our business.

Clever Leaves has operated historically as a privately-owned company and, accordingly, many of our senior management have limited experience managing a publicly-traded company and have limited experience complying with the increasingly complex laws pertaining to public companies. In particular, the significant regulatory oversight and reporting obligations imposed on public companies will require substantial attention from our senior management and may divert attention away from the day-to-day management of our businesses, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, corporate governance obligations, including with respect to the development and implementation of appropriate corporate governance policies, and concurrent service on the board of directors and possibly multiple board committees, impose additional burdens on our non-executive directors.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

Following the consummation of the Business Combination, we face a significant increase in insurance, legal, accounting, administrative and other costs and expenses as a public company that Clever Leaves did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board, the SEC and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities Clever Leaves has not done previously. For example, we have created new board committees and are in the process of implementing new internal controls and disclosure controls and procedures. We have incurred and will continue to incur additional expenses associated with SEC reporting requirements.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by our management on our internal control over financial reporting with our annual report on Form 10-K for year ending December 31, 2021. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. For details regarding a material weakness in our internal control over financial reporting see “— We have identified a material weakness in our internal control over financial reporting. If we are unable to successfully remediate this material weakness in our internal control over financial reporting, it could have an adverse effect on our company.”

Being a public company could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage with increased self-retention risk or incur substantially higher costs to obtain the same or similar coverage. Being a public company could also make it more difficult and expensive for us to attract and retain qualified persons to serve on our board of directors, board committees or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common shares, fines, sanctions and other regulatory action and potentially civil litigation.

The additional reporting and other obligations imposed by various rules and regulations applicable to public companies increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs would require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

We have identified a material weakness in our internal control over financial reporting. If we are unable to successfully remediate this material weakness in our internal control over financial reporting, it could have an adverse effect on our company.

Prior to the Business Combination, we have been a private company with limited accounting personnel and other supervisory resources for addressing its internal control over financial reporting. In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2020, we have identified a material weakness in our internal control over financial reporting. The material weakness identified relates to the fact that the Company has not yet designed and maintained an effective control environment, specifically around (a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and to allow for proper segregation of duties; (b) lack of structures, reporting lines and appropriate authorities and responsibilities to achieve financial reporting objectives; and, (c) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls. Had we performed an evaluation of our internal control over financial reporting in accordance with Section 404, additional control deficiencies may have been identified by management, and those control deficiencies could have also represented one or more material weaknesses.

In an effort to remediate the material weakness in our internal control, we have hired additional accounting and finance personnel, including our Chief Financial Officer Henry R. Hague, III, and plan to hire additional personnel in the future. We have also retained external consulting firms to provide additional depth and breadth in our technical accounting and financial reporting capabilities. We intend to continue this arrangement until additional permanent technical accounting resources are identified and hired. We intend to formalize our policies and procedures surrounding our financial close, financial reporting and other accounting processes. We intend to further develop and document necessary policies and procedures regarding our internal control over financial reporting, such that we are able to perform a Section 404 analysis of our internal control over financial reporting when and as required. We are in the process of recruiting additional qualified accounting and finance personnel to provide needed levels of expertise in our internal accounting function. We cannot ensure that these measures will significantly improve or remediate the material weakness described above. We also cannot ensure that we have identified all or that we will not have additional material weaknesses in the future. Accordingly, material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting for purposes of our attestation when required by reporting requirements under the Exchange Act or Section 404 of the Sarbanes-Oxley Act. Further, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We expect to incur additional costs to remediate these control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and share price.

Prior to the consummation of the Business Combination, Clever Leaves was neither a publicly listed company, nor an affiliate of a publicly listed company, and did not have dedicated accounting personnel and other resources to address internal control and other procedures commensurate with those of a publicly listed company. Effective internal control over financial reporting is necessary to increase the reliability of financial reports.

The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Clever Leaves as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable after the Business Combination.

During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. For details regarding a material weakness in our internal control over financial reporting see “— We have identified a material weakness in our internal control over financial reporting. If we are unable to successfully remediate this material weakness in our internal control over financial reporting, it could have an adverse effect on our company.” Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, or results of operations.

Prior to the Business Combination, neither Clever Leaves nor its auditors were required to perform an evaluation of internal control over financial reporting as of December 31, 2018 and 2019 in accordance with the provisions of the Sarbanes-Oxley Act as Clever Leaves was a private company. Following the Business Combination, our independent registered public accounting firm is not required to report on the effectiveness of its internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until our first annual report on Form 10-K following the date on which we cease to qualify as an “emerging growth company,” which may be up to five full fiscal years following the date of the first sale of common equity securities pursuant to an effective registration statement. If such evaluation were performed, control deficiencies could be identified by our management, and those control deficiencies could also represent one or more material weaknesses. In addition, we cannot predict the outcome of this determination and whether we will need to implement remedial actions in order to implement effective control over financial reporting.

If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, we may fail to meet the future reporting obligations in a timely and reliable manner and our financial statements may contain material misstatements, the market price of our common shares could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could have a material adverse effect on the price of our securities and restrict our future access to the capital markets.

We are an “emerging growth company” and a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common shares may be less attractive to investors.

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are available to emerging growth companies, including:
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation in periodic reports and registration statements; and
•not being required to hold a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it qualifies as an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our common shares less attractive because we rely on these exemptions, which may result in a less active trading market for our common shares and the price of our common shares may be more volatile.

We are also deemed to be a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act, and are thus allowed to provide simplified executive compensation disclosures in our SEC filings, will be exempt from the provisions of Section 404(b) of Sarbanes-Oxley requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting and will have certain other reduced disclosure obligations with respect to our SEC filings. We will remain a “smaller reporting company” as long as, as of the last business day of our recently completed second fiscal quarter, (i) the aggregate market value of our outstanding common stock held by non-affiliates (“public float”) is less than $250 million, or (ii) we have annual revenues of less than $100 million and either no public float or public float of less than $700 million.

We cannot predict if investors will find our common shares less attractive because we rely on the accommodations and exemptions available to emerging growth companies and smaller reporting companies. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

Because we are a Canadian company, shareholder protections differ from shareholder protections in the United States and elsewhere, and we are subject to a variety of additional risks that may negatively impact our operations.

We are organized and exist under the laws of British Columbia, Canada and, accordingly, are governed by the BCA. The BCA differs in certain material respects from laws generally applicable to Delaware corporations and U.S. shareholders, including the provisions relating to interested directors, mergers and similar arrangements, takeovers, shareholders’ suits, indemnification of directors and inspection of corporation records.

Further, our Articles provide that every motion put to a vote at a meeting of shareholders will be decided by a show of hands unless a poll is directed by the chair or demanded by any shareholder entitled to vote who is present in person or by proxy. Unlike under Delaware law, where each shareholder typically is entitled to one vote per share at all meetings, votes by a show of hands or functional equivalent result in each person having one vote, regardless of the number of shares such person is entitled to vote.

We are subject to special considerations or risks associated with companies operating in Canada that may, at any time differ from the considerations and risks of companies operating in the United States, including any of the following:
•political regimes, rules and regulations or currency conversion or corporate withholding taxes on individuals;
•tariffs and trade barriers;
•regulations related to customs and import/export matters;
•longer payment cycles;
•tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•currency fluctuations and exchange controls;
•challenges in collecting accounts receivable;
•cultural and language differences;
•employment regulations;
•crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
•deterioration of political relations with the United States, which could result in uncertainty and/or changes in or to existing trade treaties.

In particular, we are subject to the risk of changes in economic conditions, social conditions and political conditions inherent in Canada, including changes in laws and policies that govern foreign investment, as well as changes in United States laws and regulations relating to foreign trade and investment, including the new trilateral trade agreement among the United States, Mexico and Canada called the United States-Mexico-Canada Agreement (the “USMCA”), which has been ratified by all three countries. The USMCA entered into force on July 1, 2020 and superseded the North American Free Trade Agreement. Although we have determined that there have been no immediate effects on our operations with respect to the USMCA, we cannot predict future developments in the political climate involving the United States, Mexico and Canada and such developments may have a material adverse effect on our business, financial condition and results of operations.

We cannot assure you that we will be able to adequately address these additional risks. If we are unable to do so, our operations might suffer.

Increases in labor benefits, union disputes, strikes and other labor-related disturbances may adversely affect us.

We operate in a labor-intensive industry that is subject to the effects of instabilities in the labor market, including strikes, work stoppages, protests, lawsuits and changes in employment regulations, increases in wages, controversies regarding salary and labor allowances and the establishment of collective bargaining agreements that, individually or in the aggregate, could adversely affect us.

We may incur successor liabilities from SAMA and Clever Leaves

We may be subject to certain liabilities of SAMA and Clever Leaves, including, but not limited to, with respect to contract matters, employee matters, intellectual property infringement, misappropriation, or invalidity/non-infringement claims from third parties, and some of these claims may lead to litigation. Any litigation may be expensive and time-consuming and could divert management’s attention from its business and negatively affect its operating results or financial condition. The outcome of any litigation cannot be guaranteed and adverse outcomes can affect us negatively.

We may also face inquiry and investigation by governmental authorities, which could in turn lead to fines, as the regulatory landscape of the cannabis and hemp industry changes.

Our failure to remain in compliance with governmental laws and regulations relating to our relationship with our employees, and the associated costs of compliance, could result in increased exposure to litigation and cause our business results to suffer.

We are subject to various laws and regulations relating to our relationship with our employees in each of the countries in which we operate, including, among others, those relating minimum wage and break requirements, health benefits, overtime, and working conditions and immigration status. These laws and regulations continually evolve and change, and compliance may be costly and time-consuming. Changes in applicable laws and regulations, or failure to comply with them could result in, among other things, increased exposure to litigation, including employee litigation, administrative enforcement actions or governmental investigations or proceedings, revocation of licenses or approvals, and fines. Employment litigation, such as actions involving wage-hour, overtime, break, and working time, may distract our management from business matters and result in increased labor costs. If costs of labor increase significantly, our business, results of operations, and financial condition may be adversely affected. Further, employees who have had or who may have in the future their employment relationship terminated, or who are simply disgruntled with the direction of the company’s strategy may decide to pursue litigation against us. These activities could damage our reputation, divert our attention from operating our business, and otherwise cause our business to suffer.

Risks Related to Ownership of Our Securities

An active trading market for our common shares and warrants may never develop or be sustained, which would adversely affect the liquidity and price of our securities.

Although our common shares and warrants are traded on Nasdaq, an active trading market for our securities may not develop or, if developed, may not be sustained. In addition, the price of our securities could fluctuate significantly for various reasons, many of which are outside our control, such as our performance, large purchases or sales of our common shares, legislative changes and general economic, political or regulatory conditions. The release of our financial results may also cause our share price to vary. If an active market for our securities does not develop or is not sustained, it may be difficult for you to sell our common shares and/or warrants you own or purchase without depressing the market price for our securities or to sell the securities at all. The existence of an active trading market for our securities will depend to a significant extent on our ability to continue to meet Nasdaq’s listing requirements, which we may be unable to accomplish.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

In connection with the closing of the Business Combination, on December 18, 2020, our common shares and warrants began trading on Nasdaq under the symbols “CLVR” and “CLVRW,” respectively. If in the future Nasdaq delists our common shares from trading on its exchange for failure to meet the listing standards, we and our securityholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our common shares are “penny stock” which will require brokers trading in our common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

The market price of our securities has recently been volatile and may be volatile in the future, and, as a result, investors in our securities could incur substantial losses.

The market price of our securities has recently been volatile, may be highly volatile in the future and could be subject to wide fluctuations. We may incur rapid and substantial decreases in our share price in the foreseeable future that could be unrelated to our operating performance or prospects. In addition, the trading volume in our common shares and warrants may fluctuate and cause significant price variations to occur. As a result of this volatility, investors may experience losses on their investment in our securities. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market and political conditions (including as a result of the COVID-19 pandemic), could reduce the market price of our securities in spite of our operating performance. If we are unable to operate as profitably as investors expect, the market price of our common shares will likely decline when it becomes apparent that the market expectations may not be realized. In addition, the market price for securities may be influenced by many factors, including variations in our quarterly or annual results of operations, operating results of other companies in the same industry, additions or departures of key management personnel, changes in our earnings estimates or failure to meet financial forecasts we publicly disclose or analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, including legal developments in the United States in connection with legalization of cannabis, our ability or inability to raise additional capital and the terms on which we raise it, changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry, negative media coverage, adverse announcements by us or others and developments affecting us, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, the success of competitive products or technologies, trading volume of our securities and the exercise of warrants, actions by institutional shareholders, the possible effects of war, terrorism and other hostilities, natural disasters and other adverse weather and climate conditions, changes in general conditions in the economy or the financial markets or other developments affecting the industry in which we operate, and increases in market interest rates that may lead investors in our common shares to demand a higher yield, and in response the market price of our common shares could decrease significantly.

These broad market and industry factors may decrease the market price of our common shares, regardless of our actual operating performance. Since the price of our securities has been recently volatile and may be volatile in the future, investors in our securities could incur substantial losses. The stock market in general has, from time to time, experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs, a material negative impact on our liquidity and a diversion of our management’s attention and resources.

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in price due short sellers of securities, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our securities would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our securities at a price that is significantly disconnected from our underlying value.

We may issue additional common shares or other equity securities without shareholder approval, which would dilute your ownership interests and may depress the market price of our common shares.

As of March 26, 2021, we had 24,928,260 common shares (including 570,211 common shares that are held in escrow and are subject to vesting and forfeiture), 1,217,826 non-voting common shares and 17,777,361 warrants to acquire common shares issued and outstanding. Subject to the requirements of the Business Corporations Act (British Columbia) ("BCA"), our Articles authorize us to issue common shares and rights relating to our common shares for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. 2,813,215 common shares are reserved for issuance under the 2020 Plan, subject to adjustment in certain events. In addition, 1,440,000 common shares, subject to adjustment in certain events, may be issued to the Earnout Shareholders pursuant to the Earnout Plan. In addition, pursuant to the terms of the 2022 Convertible Notes, we are permitted to issue common shares in lieu of accrued interest and principal, subject to certain conditions. Any common shares issued, including in connection with the exercise of warrants, upon conversion of our non-voting common shares, as prepayment of the 2022 Convertible Notes or under the 2020 Plan, Earnout Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by you.

Our issuance of additional common shares or other equity securities of equal or senior rank would have the following effects:
•our existing shareholders’ proportionate ownership interest in the Company will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding common share may be diminished; and
•the market price of our common shares may decline.

There may be sales of a substantial amount of our common shares after the Business Combination by former SAMA stockholders and/or former Clever Leaves shareholders, and these sales could cause the price of our securities to fall.

As of March 26, 2021, we had 24,928,260 common shares (including 570,211 common shares that are held in escrow and are subject to vesting and forfeiture), 1,217,826 non-voting common shares and 17,777,361 warrants to acquire common shares issued and outstanding. All of our common shares that were issued in exchange for SAMA’s issued and outstanding public shares are freely transferable (subject to any contractual lock-up agreements), except for the PIPE Shares and any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Our common shares issuable to the Sponsor and the independent SAMA directors in exchange for their founder shares are placed in escrow and are subject to certain vesting, lock-up and forfeiture arrangements. Pursuant to the Plan of Arrangement, our common shares and non-voting common shares received by the Clever Leaves shareholders in connection with the Business Combination are subject to certain lock-up arrangements ending one year following the Closing Date, with such restriction on sales and transfers to terminate early if following the 180th day after the Closing Date, the closing trading price of our common shares equals or is greater than $12.50 for any 20 out of any 30 consecutive trading days. Pursuant to the Subscription Agreements, our common shares issuable to the Subscribers in the SAMA PIPE are subject to certain lock-up arrangements ending 45 days following the Closing Date. The non-voting common shares issued as part of the Arrangement and the 2022 Convertible Notes that remain outstanding after the Closing are convertible into our common shares in accordance with their respective terms. Sales of substantial amounts of our common shares in the public market, or the perception that such sales will occur, could adversely affect the market price of our common shares.

The exercise of registration rights may adversely affect the market price of our securities.

Under the Subscription Agreements, we agreed that, if our common shares issuable to the Subscribers in exchange for their PIPE Shares are not registered in connection with the Business Combination, we will file a resale registration statement the SEC within 30 calendar days after the Closing. Pursuant to the Investors’ Rights Agreement, the initial stockholders are entitled to demand that we register the resale of their common shares (subject to certain exceptions). We have filed a registration statement with the SEC in compliance with some of these registration requirements. The presence of these additional common shares trading in the public market may have an adverse effect on the market price of our securities.

It is not anticipated that any dividend will be paid to holders of our common shares for the foreseeable future.

There are no current plans to pay cash dividends on our common shares. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash, current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications on the payment of dividends by us to our shareholders and such other factors as our board of directors may deem relevant. Accordingly, we are not expected to pay any dividends on our common shares in the foreseeable future.

Future offerings of debt or equity securities by us may adversely affect the market price of our common shares.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional common shares or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or preferred shares. Future acquisitions could require substantial additional capital in excess of cash from operations. We may obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.

Pursuant to the November 2020 Convertible Note Amendments, we are permitted to satisfy the payment of quarterly interest on the 2022 Convertible Notes by issuing our common shares to the noteholders. We are also permitted to repay principal and any other amounts outstanding under the 2022 Convertible Notes on each quarterly interest payment date up to the lesser of (a) $2.0 million, or (b) an amount equal to four times the average value of the daily volume of our common shares traded during the 10-Day VWAP period, of the total amounts outstanding under the 2022 Convertible Notes at such time by issuing common shares to the noteholders at a price per share equal to 95% of the 10-Day VWAP. In addition, at the option of each noteholder, in the event Clever Leaves, the Company or any of their respective affiliates proposes to issue equity securities for cash or cash equivalents (the “Equity Financing”) (save and except for certain exempt issuances) at any time after Clever Leaves, the Company or any of their respective affiliates completes one or more equity financings in excess of $25 million in aggregate (net of certain fees and expenses and inclusive of net cash retained as a result of the Business Combination), convert an amount of principal and/or accrued interest owing under the 2022 Convertible Notes into subscriptions to purchase up to the noteholder’s pro rata share of 25% of the total securities issued under such Equity Financing on the same terms and conditions as such Equity Financing is offered to subscribers.

Issuing additional common shares or other equity securities or securities convertible into equity may dilute the economic and voting rights of existing shareholders or reduce the market price of our common shares or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common shares. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common shares. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing and nature of our future offerings.

Certain provisions of our Articles could hinder, delay or prevent a change in control of the Company, which could limit the price investors might be willing to pay in the future for our securities.

Certain provisions of our Articles could make it more difficult for a third party to acquire the Company without the consent of our board of directors. These provisions include:
•the advance notice policy adopted by us;
•terms of any future rights or restrictions of the preferred shares;
•rights of the directors to issue our shares or other securities; and
•our rights to purchase our own shares.

As of March 26, 2021, we had 1,217,826 non-voting common shares issued and outstanding which are convertible into common shares in accordance with their terms set forth in our Articles.

In addition, limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act in Canada. This legislation permits the Commissioner of Competition of Canada, or the Commissioner, to review any acquisition of a significant interest in the Company. This legislation grants the Commissioner jurisdiction to challenge such an acquisition before the Canadian Competition Tribunal if the Commissioner believes that it would, or would be likely to, result in a substantial lessening or prevention of competition in any market in Canada. The Investment Canada Act subjects an acquisition of control of a company by a non-Canadian to government review if the value of such company’s assets, as calculated pursuant to the legislation, exceeds a threshold amount. A reviewable acquisition may not proceed unless the relevant minister is satisfied that the investment is likely to result in a net benefit to Canada.

These provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management or our board of directors. Shareholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to them. These anti-takeover provisions could substantially impede your ability to benefit from a change in control or change in our management and our board of directors and, as a result, may adversely affect the market price of our common shares and your ability to realize any potential change of control premium.

If securities and industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our common shares and trading volume could decline.

The trading market for our common shares may depend, in part, on the research and reports that securities and industry analysts publish about us and our business. Securities and industry analysts do not currently, and may never, cover us. If securities and industry analysts do not commence coverage of us, the trading price of our common shares would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our common shares or publish inaccurate or unfavorable research about our business, the price of our common shares would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common shares could decrease, which might cause the price of our common shares and trading volume to decline.

The terms of the warrants may be amended in a manner that may be adverse to holders with the approval of the holders of at least a majority of the then outstanding warrants.

Our warrants are issued in registered form under the Warrant Agreement (as amended) between the Company and the warrant agent. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of common shares purchasable upon exercise of a warrant.

There can be no assurance that the warrants will be in the money at or following the time they become exercisable, and they may expire worthless.

The exercise price for the outstanding warrants is $11.50 per common share, and the exercise period commenced 30 days after the Closing and expires five years following the Closing. There can be no assurance that the warrants will be in the money at or following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant in the case that the last reported sales price of our common shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the warrant holders. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. In addition, we may redeem your warrants after they become exercisable for a number of common shares determined based on the redemption date and the fair market value of our common shares. Any such redemption may have similar consequences to a cash redemption described above. None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Our Articles provide for the exclusive forum of the provincial courts in British Columbia, Canada for substantially all disputes between us and our shareholders (except claims arising under the Securities Act and the Exchange Act), which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, other employees or shareholders.

Our Articles provide for the exclusive jurisdiction of the provincial courts located in British Columbia, Canada for the following civil actions:
•any action between us and our shareholders; and
•any action between two or more shareholders or groups of shareholders regarding any matters relating to the Company.

This exclusive forum provision provided for in our Articles, including the exclusive U.S. federal forum provision and the exclusive British Columbia forum provision (each described in further detail below), may, as a whole, limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or shareholders, which may discourage lawsuits with respect to such claims, although our shareholders will not be deemed to have waived our compliance with U.S. federal securities laws and the rules and regulations thereunder applicable to foreign private issuers. Alternatively, if a court were to find the exclusive jurisdiction provision contained in our Articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition. The exclusive U.S. federal forum provision in our Articles requires claims arising under the Securities Act to be brought in U.S. federal court. Pursuant to the Exchange Act, U.S. federal courts have exclusive jurisdiction for claims arising under the Exchange Act. Investors cannot waive compliance with the U.S. federal securities laws and the rules and regulations thereunder. The exclusive British Columbia forum provision in our Articles would not prevent derivative shareholder actions based on claims arising under U.S. federal securities laws under the Securities Act or the Exchange Act from being raised in a U.S. federal court. The BCA restricts derivative actions brought pursuant to the BCA to the Supreme Court of the Province of British Columbia, Canada. There is uncertainty whether a U.S. court would enforce the exclusive British Columbia forum provision in our Articles.

Shareholders may have difficulty enforcing judgments against our management.

Substantially all of our assets are located outside of the United States and certain of our officers and directors reside outside of the United States. As a result, it may be difficult, or in some cases impossible, for investors in the United States to enforce their legal rights against or to effect service of process upon certain of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities under United States laws. Our Articles also provide for the exclusive jurisdiction of provincial courts in British Columbia, Canada for certain shareholder lawsuits. See “— Our Articles provide for the exclusive forum of the provincial courts in British Columbia, Canada for substantially all disputes between us and our shareholders (except claims arising under the Securities Act and the Exchange Act), which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, other employees or shareholders.”

The IRS may not agree that the Company should be treated as a non-U.S. corporation for U.S. federal income tax purposes.

Under Section 7874 of the Code, a corporation created or organized outside the United States that acquires, directly or indirectly, substantially all of the assets held, directly or indirectly, by a U.S. corporation, may in certain circumstances be treated as a U.S. corporation, rather than treated as a foreign corporation, for U.S. federal income tax purposes, or may be subject to certain other adverse tax consequences. The Company does not expect these rules to apply to it, notwithstanding its acquisition of SAMA through the Merger, and the Company expects to be respected, for U.S. federal income tax purposes, as a foreign corporation. If the Company were to be treated as a U.S. corporation for such purposes, which the Company does not expect, the Company could be subject to substantial U.S. tax liability and its non-U.S. shareholders could be subject to U.S. withholding tax on any dividends.

Risks Related to Federal Illegality of Cannabis in the United States

Enforcement of U.S. federal laws could negatively affect businesses involved in the cannabis industry and cause financial damage to us.

Despite our absence from even the state legal cannabis markets in the United States and regardless of the federal government’s lack of criminal enforcement against state legal cannabis companies, federal prohibition can negatively affect businesses involved in the global cannabis industry for several reasons, including that businesses trafficking in, or even involved with, cannabis: have fewer banking options, making banking and other financial transactions difficult; have fewer options for capital, which is important for a company in an emerging space; have restricted intellectual property rights particularly with respect to obtaining trademarks and enforcing patents; cannot avail themselves of federal bankruptcy protection; and face fewer and generally more expensive options for insurance coverage. A change in the momentum in legalization could impact any or all of these and possibly other factors. Moreover, a significant shift to the U.S. government enforcing strictly or broadly the federal laws against cannabis could make all of those factors far worse, harm our business prospects, and theoretically threaten those not directly involved in trafficking in cannabis in the U.S. even for seemingly immaterial or remote violations of U.S. law.

Accordingly, any increased enforcement of current U.S. federal laws could cause significant financial damage to us and our shareholders. While several bills in the U.S. Congress would end federal cannabis prohibition, the prospects of these bills are uncertain, and there can be no assurance that any of those or future bills will pass Congress or be signed by the President. Furthermore, we do not know exactly to what extent or how the United States will legalize cannabis, the barriers to entry to that legal market, and how U.S. legalization will impact the competitive state-legal markets.

Any of these adverse actions could have a material adverse effect on us, including our reputation and ability to conduct business, our ability in the future to hold (directly or indirectly) cannabis licenses in the U.S., our stock exchange listing, our financial position, operating results, profitability or liquidity or the market price of our common shares. In addition, it is difficult to estimate the time or resources that would be needed for the investigation of any such matters or our final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

Our original business plan included investing in a state-legal cannabis company. In June 2017, we made a minority convertible debt investment in a management company engaged to provide services to a non-profit organization provisionally licensed to own Massachusetts medical marijuana facilities. We also provided management and advisory services to that management company. We exited this investment in March 2018. To our knowledge, at the time of our exit from the investment the start-up company had not launched any business operations or sales or completed the licensing process to commence operations. We made this investment through two subsidiaries, one of which has since been dissolved and the other of which we spun off, given that our business plan and mission evolved substantially from 2017.

With respect to hemp, we have recently imported CBD into the U.S. for product development purposes, in compliance with U.S. law, and eventually plan to commercialize products containing CBD. We acknowledge that the legality of products with CBD and the enforcement of laws on that subject are evolving. That regulatory uncertainty could cause us to wait longer than ideal to enter that market or to misinterpret the evolving law to permit a product to which a federal agency, such as the FDA, objects.

If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to us.

Because the use of cannabis is illegal under U.S. federal law, courts have refused to extend federal bankruptcy protection to businesses with any cannabis related assets, thus making it very difficult for lenders to recoup their investments in the cannabis industry in the event of a bankruptcy. If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to us, which would have a material adverse effect.

We may face difficulties in enforcing our contracts in U.S. federal and certain state courts.

Because certain of our contracts involve cannabis and other activities that are not legal under U.S. federal law and in some jurisdictions, we may face difficulties in enforcing our contracts in U.S. federal and certain state courts.

Our wholly owned U.S. subsidiary, Herbal Brands, is a nutraceutical company with a business that carries non-cannabis reputational, regulatory and financial risks.

Herbal Brands, whose brands have been marketed for over 30 years, sells nutraceutical and personal health and wellness products. Nutraceutical products, including those used for detox, can attract public scrutiny. Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business. The nutritional supplements market is highly dependent upon consumer perception regarding the safety, efficacy and quality of nutritional supplements. Consumer perception of our products can be significantly influenced by scientific research and findings, as well as by national media attention and other publicity regarding the consumption of nutritional supplements. There can be no assurance that future research or publicity will be favorable to the nutritional supplements market or any product in particular, or consistent with earlier publicity. Our dependence on consumer perception means that any adverse reports, findings or publicity, whether or not accurate or with merit, could have a material adverse effect on the demand for our products and on our results of operations, cash flow and financial condition.

The manufacturing, packaging, labeling, advertising, sale and distribution of our products are subject to federal laws and regulations by one or more federal agencies, including, in the U.S., the FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission and the USDA. These activities are also regulated by various state, local and international laws and agencies of the states, localities and countries in which our products are sold. For instance, the FDA regulates, among other things, the composition, safety, labeling and marketing of dietary supplements (including vitamins, minerals, herbs and other dietary ingredients for human use). Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues, increased costs and delay our expansion into new international markets.

The FDA may determine that a particular dietary supplement or ingredient is adulterated or misbranded or both, and may determine that a particular claim or statement of nutritional support that we make to support the marketing of a dietary supplement is an impermissible drug claim, or is an unauthorized version of a “health claim.” The FDA or the FTC may also determine that a particular claim made for our products is not substantiated. Determining whether a claim is improper frequently involves a degree of subjectivity by the regulatory agency or individual regulator. Any of these determinations by the FDA could prevent us from marketing that particular dietary supplement product, or making certain claims for that product. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any product that we are required to remove from the market, which could be material. Any product recalls or removals could also lead to liability, substantial costs and reduced growth prospects.

Additionally, the nutraceutical industry is extremely competitive. Some of our competitors have greater financial and other resources than we do, and one or more of these competitors could use their greater resources to gain market share at our expense. The nutritional products market includes international, national, regional and local producers and distributors, many of whom have substantially greater production, financial, research and development, personnel and marketing resources than we do, and many of whom offer a greater variety of products. In addition, we compete for supply of raw materials, and significant interruptions in our access to certain supply chains may impair our operations.

As a result, each of these companies could compete more aggressively and sustain that competition over a longer period of time than we could. Our lack of resources relative to our significant competitors may cause us to fail to anticipate or respond adequately to development of new products and changing consumer demands and preferences or may cause us to experience significant delays in obtaining or introducing new or enhanced products. These failures or delays could reduce our competitiveness and cause a decline in our market share and sales. Increased competition in our industry could result in price reductions, reduced gross profit margin or loss of market share, any of which could have a material effect on our business, results of operations and financial condition.

While we have no U.S. cannabis operations, the United States has barred non-U.S. citizens involved with U.S. cannabis operations, even as investors, and confusion about our operations could arise in the immigration context.

Although cannabis use and sale is legal and regulated in numerous U.S. states, individuals who are not U.S. residents and are employed or involved with U.S. licensed cannabis companies could be denied entry or face lifetime bans from the U.S. for their involvement with such companies. While we have no U.S. cannabis operations, confusion around this U.S. policy and our business could, at least temporarily, threaten the ability of non-U.S. citizen involved with us to enter the U.S. to perform work for the company.

Risks Related to Our Operations in Colombia

We may be subject to emerging market risks.

Emerging market investment generally poses a greater degree of risk than investment in more mature market economies because the economies in the developing world are more susceptible to destabilization resulting from domestic and international developments.

Colombia has a history of economic instability and crises (such as inflation or recession). While there is current political stability, laws and regulations are subject to change in the future and could adversely affect our business, financial condition and results of operations. In particular, fluctuations in the Colombian economy and actions adopted by the government of Colombia have had and may continue to have a significant impact on companies operating in Colombia. Specifically, we may be affected by inflation, foreign currency fluctuations, regulatory policies, business and tax regulations and, in general, by the political, social and economic scenarios in Colombia and in other countries that may directly or indirectly affect, among other, our ability to export from Colombia. Presidential 2022 elections in Colombia may impact regular proceedings with regulators, which may affect, among other, timings in required certifications, permits and even quota allocations.

Global or regional economic crises could negatively affect investor confidence in emerging markets or the economies of the principal countries in Latin America, including Colombia. A significant decline in economic growth or a sustained economic downturn for any of Colombia’s major trading partners (in particular, the EU, the U.S., China and other Latin American countries) could have a material adverse impact on the balance of trade and remittances, resulting in lower economic growth. Deterioration in the economic and political situation in neighboring countries could adversely affect the economy and cause instability in Colombia by disrupting their diplomatic or commercial relationships with neighboring countries. Any future tensions may cause political and economic uncertainty, instability, market volatility, low confidence levels and higher risk aversion by investors and market participants that may negatively affect economic activity in Colombia. Such events could materially and adversely affect our business, financial condition and results of operations.

Regulation of the cannabis industry in Colombia is recent, and the Colombian government may not encourage the cannabis industry.

Our business operations depend on licenses to (i) produce, sell and export cannabis derivatives, (ii) use seeds for planting, (iii) cultivate high-THC cannabis and (iv) cultivate low-THC cannabis. While licenses to produce, sell and export cannabis derivates have been issued since 2016, the issuances of the other licenses began in the second half of 2017. On November 22, 2019, the regulatory body empowered to issue such licenses was changed from the Ministry of Health and Social Protection to INVIMA. We do not yet know whether additional regulations will be issued increasing or lessening the requirements for the issuance of such licenses, modifying related requirements or imposing additional conditions. These laws and regulations could further change, or could be interpreted, in a manner that could materially and adversely affect us.

The President of the Republic of Colombia took office on August 7, 2018 for a period of four years, and members of Congress took office on July 20, 2018, also for a period of four years. Since taking office, the President and members of the Congress have exhibited some antagonistic positions with respect to the cannabis industry, which could result in burdensome cannabis legislation that could negatively impact our business, results of operations and financial condition. Even with political support, such as the government’s recent recognition of the cannabis industry as being a project of national and strategic interest – PINE (Proyecto de Interés Nacional y Estratégico), upcoming presidential elections bring potential changes to current government’s position.

The occurrence of certain “causes for license termination” conditions could terminate our cannabis licenses in Colombia.

We have been granted certain cannabis licenses in Colombia. Colombian law establishes certain “dissolving” conditions, the occurrence of which could allow the authority who granted a cannabis license to terminate it. The following are the dissolving conditions currently established in the legislation in relation to the licenses: (i) not correcting administrative or operative failures identified by the supervising authorities within the term established by such authorities; (ii) failure to comply with the security protocol established in the technical regulations of Decree 613 of 2017; (iii) exceeding the maximum authorized quota for each period; (iv) carrying out promotion or publicity through media, social media, flyers or any other media regarding seeds for planting, cannabis plants, cannabis and derivatives, with the exception of academic or scientific events; (v) not initiating the authorized activities after six months counted as of the quota’s allocation by the Technical Group of Quotas, or as of the granting of the license to use seeds for planting; (vi) failure to request the modification of the license within 30 calendar days following the occurrence of any of the following events: (a) modifications in the legal representation of the licensee; (b) modifications regarding ownership, possession or tenancy of the land or authorized properties to perform the activities established in the license; and/or (c) modifications in the contractor, entity or individual, that provides services to the licensee in relation to the activities authorized in the license; (vi) preventing, obstructing or refusing to allow access by the authorities for the exercise of administrative and operational control; (vii) performing transactions involving seeds for planting, cannabis plants, cannabis or cannabis derivatives with individuals or entities that do not have a license or registration before the National Narcotics Fund in the case of cannabis derivatives; (viii) using the seeds for planting, the cannabis plant, the cannabis or its derivatives for purposes that are not scientific or medicinal, or carrying out activities not contemplated in the license; (ix) it is determined that the authorized domicile does not exist, is in a state of abandonment or is not in operation; (x) there is indication of falsifying, altering or omitting the supports that endorse cannabis records and movements in the platform, or other means while it is operating; (xi) the documents filed before control authorities are falsified or altered; (xii) when verified that the licensee in the case of an individual, or the legal representative of the licensee in the case of an entity, has been declared criminally liable for drug trafficking and related crimes, after the respective license has been issued; and (xiii) the non-payment of the annual fees relating to surveillance.

Causes for license termination must be officially declared by the authority, after opening an administrative proceeding for the licensee to defend its actions, and can only be applied according to the general principles of administrative law, especially due process, right of defense and proportionality between the sanctions and the sanctioned behavior.

The identity and background of our legal representatives are important for our cannabis licenses.

Colombian legislation gives special attention to the identification and background of the legal representatives of licensees. Licensees must file a declaration of the legality of the proceeds of the legal representatives. Furthermore, the Colombian government must be notified of any appointment of a new legal representative within 30 days as of such appointment, and authorized by the corresponding ministry. Failing to provide such notice, or any declaration that a legal representative is criminally liable for drug trafficking or related crimes, after having issued a cannabis license, are dissolving conditions that may result in the termination of our license to produce cannabis derivatives, use seeds for planting or produce high- or low-THC cannabis.

Colombian legislation contains various security requirements.

Our operations and facilities must comply with the security conditions established in Colombian legislation, including, among others, a security protocol with an integral security plan and risk analysis. Any breach of the security protocol is a dissolving condition that may result in the termination of our license to produce cannabis derivatives, use seeds for planting or produce high-THC cannabis or hemp.

Circumstances that affect the land may impact our cannabis licenses.

Licenses to produce cannabis or hemp derivatives, use seeds for planting or produce high-THC cannabis or hemp refer to an identified real property (usually by indicating its land registry number). Certain circumstances that affect the ownership of the land or the agreement for the use of the land by the licensee could therefore affect the cannabis or hemp license itself, even requiring termination of such license. In addition, a separate license must be obtained from the competent authorities with respect to any plan to use a different property in order to develop cannabis or hemp-related activities. Our cannabis and hemp licenses may require modification due to circumstances affecting the land. We cannot provide assurance that any such modifications or new licenses can be obtained in a timely manner or at all.

Financing the cannabinoid industry in Colombia is uncertain.

Financing of the cannabinoid industry in Colombia has been performed primarily through equity investments rather than through debt financing. Debt financing has been limited for several reasons, including that financial institutions are uninformed about the legality of these activities, their internal policies do not allow them to lend for the purpose of developing cannabis or related activities even where legal, and they see risks in financing recently permitted activities. We do not know if, how, or when the market for financing these activities will develop.

We may be subject to operational risks in Colombia.

Operations in Colombia are subject to risk due to the potential for social, political, economic, legal and fiscal instability. The government in Colombia faces ongoing problems, including but not limited to inflation, unemployment and inequitable income distribution. Colombia is also home to South America’s largest and longest running insurgency and portions of the countryside may be under guerrilla influence. In addition, Colombia experiences narcotics-related violence, a prevalence of kidnapping and extortionist activities and civil unrest in certain areas of the country. Such instability may require us to suspend operations on our properties. Other risks may involve matters arising out of the evolving laws and policies in Colombia, any future imposition of special taxes or similar charges, as well as foreign exchange fluctuations and currency convertibility and controls, the unenforceability of contractual rights or the taking or nationalization of property without fair compensation, restrictions on the use of expatriates in our operations or other matters. We also bear the risk that changes can occur in the government of Colombia and a new government may void or change the laws and regulations that we are relying upon.

Currently there are no restrictions on the repatriation from Colombia of earnings to foreign entities and Colombia has never imposed such restrictions. However, there can be no assurance that restrictions on repatriation of earnings from Colombia will not be imposed in the future. Exchange control regulations require that any proceeds in foreign currency originated on exports of goods from Colombia be repatriated to Colombia. However, purchase of foreign currency is allowed through any Colombian authorized financial entities for purposes of payments to foreign suppliers, repayment of foreign debt, payment of dividends to foreign shareholders and other foreign expenses.

Our Colombian operations may face social risks such as strikes, organized communities being against the presence of the company in one or more locations of the country and initiations legal proceedings or similar that may affect the operations and could cause significant investments in building social acceptance or changing the operations to a different location. During the last decade, Colombia has had significant strikes that in some cases affected the transportation of goods and citizens and agricultural production at a national level.

Colombia has experienced several periods of violence and instability that could affect the economy and our Company.

Colombia has experienced periods of criminal violence over the past four decades, primarily due to the activities of guerilla groups and drug cartels. Despite the peace treaty between the Colombian government and the Revolutionary Armed Forces of Colombia (Fuerzas Armadas Revolucionarias de Colombia or FARC), a lasting decrease in violence or drug-related crime in Colombia or the successful integration of former guerilla members into Colombian society may not be achieved. In 2018, the Colombian government suspended the peace negotiations with the National Liberation Army (Ejército de Liberación Nacional or ELN) and, in 2019, a minority group of dissidents of the peace process with FARC announced their return to illegal activities. Violence incidents could create a security risk for our key employees in Colombia and require them to leave the country. An escalation of violence or drug-related crime may have a negative impact on the Colombian economy and on us.

Allegations of corruption against the Colombian government, politicians and private industry could create economic and political uncertainty and could expose us to additional credit risk.

Allegations of corruption against the Colombian government, at the national or local level, politicians and private industry could create economic and political uncertainty should the investigations triggered by these cases reach conclusions or result in further allegations or findings of illicit conduct committed by the accused parties. Furthermore, proven or alleged wrongdoings could have adverse effects on the political stability in Colombia and the Colombian economy. These adverse political and economic effects may negatively impact our business, including by depressing business volumes, reducing our ability to recover amounts we have loaned to persons or projects involved in illicit or allegedly illicit conduct and harming our reputation.

Colombia has experienced significant inflation.

Colombia has in the past experienced double-digit rates of inflation. If Colombia experiences substantial inflation in the future, our costs in Colombian peso terms will increase significantly, subject to movements in applicable exchange rates. Inflationary pressures may also curtail our ability to access global financial markets in the longer term and our ability to fund planned capital expenditures, and could materially adversely affect our business, financial condition and results of operations. The Colombian government’s response to inflation or other significant macro-economic pressures may include the introduction of policies or other measures that could increase our costs, reduce operating margins and materially adversely affect our business, financial condition and results of operations.

Decreases in the growth rate of the economy, periods of negative growth, increases in inflation, changes in policy or future judicial interpretations of policies involving exchange controls and other matters such as currency depreciation, inflation, interest rates, taxation, banking laws and regulations and other political or economic developments in Colombia may affect the overall business environment and may in turn negatively affect our financial condition and results of operations.

The Colombian government has historically exercised substantial influence on its economy, and it is likely to continue to implement policies that will have an important impact on our business and results of operations, market conditions and prices and rates of return on securities of local issuers. Potential changes in laws, public policies and regulations may cause instability and volatility in Colombia.

Future developments in government policies could negatively affect our business and financial condition. Downgrades in Colombia’s investment grade credit ratings, or the failure of Colombia to maintain ratings, could increase our financing costs and adversely affect our results of operation and financial condition.

Additional tax liabilities in Colombia resulting from changes to tax regulations or the interpretation thereof could adversely affect our consolidated results.

Uncertainty relating to tax legislation poses a constant risk to us. Changes in legislation, regulation and jurisprudence can affect tax burdens by increasing tax rates and fees, creating new taxes, limiting deductions and exemptions, and eliminating incentives and non-taxed income. Notably, the Colombian government has significant fiscal deficits that may result in future tax increases. Higher taxes could negatively affect our results of operations and cash flow. In addition, national or local taxing authorities may not interpret tax regulations in the same way that we do. Differing interpretations could result in future tax litigation and associated costs.

Exchange rate fluctuations may adversely affect the Colombian economy and our results.

Colombia has adopted a floating exchange rate system. The Central Bank maintains the power to intervene in the exchange market in order to consolidate or dispose of international reserves, and to control any volatility in the exchange rate. From time to time, including during 2019, there have been significant fluctuations in the exchange rate between the Colombian peso and the U.S. dollar. Unforeseen events in the international markets, fluctuations in interest rates, volatility of the oil price in the international markets or changes in capital flows may cause exchange rate instability that could generate sharp movements in the value of the peso. Because a portion of our assets and liabilities are denominated in, or indexed to, foreign currencies, especially the U.S. dollar and Canadian dollar, sharp movements in exchange rates may negatively impact our results.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Clever Leaves Holdings Inc. is a corporation organized under the laws of British Columbia, Canada. The Company was formed on July 23, 2020. Our registered and records office is located at 20th Floor, 250 Howe St., Vancouver, British Columbia, V6C 3R8. Our principal executive office is located at 489 Fifth Avenue, 27th Floor, New York, New York 10017, United States.

Colombia. We have 18 greenhouses creating 1.8 million square feet of cultivation space. With 6 million square feet of leased or owned land, our greenhouse cultivation can be expanded to approximately 2.5 million square feet at our existing operating site. We also have an option to acquire approximately 73 million additional square feet of agricultural land for open field cannabis production, which expires in March 2022. We also own a 40,000 square feet post-harvest facility. We own approximately 14,000 square feet and lease approximately 78,000 square feet of industrial property near Bogota. We lease a corporate office of approximately 12,500 square feet in Bogota.

Germany. We lease one property in Germany near Frankfurt with approximately 20,000 square feet of office and warehouse space, all of which has been subleased to a third party. We lease one office in the state of Hamburg.

New York, New York. We lease an office space of about 5,000 square feet, which serves as a corporate office.

Destin, Florida. We lease an office space which serves as a local office location.

Paris, Tennessee. We lease an office in Paris, Tennessee, which serves as the customer and sales support center for Herbal Brands.

Portugal. We own approximately 9 million square feet of agricultural and agro-industrial land and approximately 110,000 square feet of existing greenhouse facilities near Odemira. We also maintain a corporate office in Lisbon.

Tempe, Arizona. We lease an approximately 45,000 square feet manufacturing and processing facility in Tempe, Arizona, which serves as the production center and corporate office for our Herbal Brands products. Our Herbal Brands corporate office is also leased and is located in Tempe, Arizona.

Item 3. Legal Proceedings
We are involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our financial condition, results of operations, or cash flows. We cannot assure you that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management attention.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares and warrants are trading on Nasdaq under the symbols “CLVR” and “CLVRW,” respectively.

As of March 26, 2021, we had 368 holders of record of our common shares, one holder of record of our non-voting common shares and two holders of record of our warrants. The actual number of holders of our common shares and warrants is greater than this number of record holders, and includes holders who are beneficial owners, but whose securities are held in street name by brokers and other nominees.

For information regarding our equity-based incentive plans, please refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Form 10-K.

We have not paid any cash dividends on our common shares to date, and there are no current plans to pay cash dividends on our common shares. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors.

There were no repurchases of our equity securities during the year ended December 31, 2020.

Information about securities authorized under our equity compensations plan is incorporated herein by reference to Clever Leaves Holdings Inc.’s Proxy Statement for its 2021 Annual Shareholder Meeting to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 6. Selected Financial Data
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the “Business” section and our audited consolidated financial statements as of and for the years ended December 31, 2020, which are included elsewhere in this Form 10-K. The financial information contained herein is taken or derived from such consolidated financial statements, unless otherwise indicated. The following discussion contains forward-looking statements. Actual results could differ materially from those that are discussed in these forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-K, particularly under “Risk Factors.”
Amounts are presented in thousands of U.S. dollars, except for per share data or as otherwise noted.

Our Company
We are a multi-national cannabis company with the mission to be an industry-leading global cannabinoid company recognized for our principles, people and performance while fostering a healthier global community. We are working to develop one of the industry’s leading, low-cost global business-to-business supply chains with the goal of providing high quality, pharmaceutical grade cannabis and wellness products to customers and patients at competitive prices. In addition to the cannabinoid business, we are also engaged in the non-cannabinoid business of formulating, manufacturing, marketing, selling, distributing, and otherwise commercializing homeopathic and other natural remedies, wellness products, and nutraceuticals. We continue to invest in building a distribution network with a global footprint, with operations and investments in Colombia, Portugal, Germany, the United States and Canada.
As of the date of this Form 10-K, we own over 1.9 million square feet of greenhouse cultivation capacity across two continents and approximately 13 million square feet of agricultural land, with an option to acquire approximately 73 million additional square feet of land for cultivation expansion. Our Colombian cultivation operations have one of the largest greenhouse capacities licensed for cannabis production in Latin America, and have been granted GACP certification by CUMCS. Our Colombian manufacturing facilities were granted Colombian GMP certification by INVIMA in August 2019 and EU GMP certification by HALMED in July 2020. Our post-harvest facility also received EU GMP certification in July 2020. We are the first company to legally export cannabinoids from Colombia, and we are among a small number of cannabis companies in the world to receive EU GMP certification. EU GMP certification is a required qualification to import medical cannabis products into the European market, which adheres to strict pharmaceutical quality standards. In August 2020, our operations in Portugal were provisionally licensed for the commercial cultivation, import and export of medical cannabis by INFARMED. Our Portugal facility received the GACP certificate in March 2021.
Unlike several cannabis operators, which in many cases are confined to one geography and may rely on initial market protections afforded by the existing regulatory framework, we can scale our production in low-cost regions of the world, such as Colombia and Portugal, while maintaining access to some higher value-added end markets such as the EU because of our EU GMP certification and global network.
Our business model is focused on partnering with leading and emerging cannabis businesses by providing them with lower cost product, variable cost structures, reliable supply throughout the year, and accelerated speed to market. This is achievable due to our production locations, capacity, product registrations and various product certifications. To date, we have had limited export shipments of our cannabis products to Australia, Brazil, Canada, Chile, Germany, Israel, Italy, the Netherlands, New Zealand, Peru, Poland, Spain, South Africa, the United Kingdom and the United States.
In April 2019, we acquired Herbal Brands, which manufactures and distributes nutraceutical products to over 15,000 retail locations across the United States. Although the vast majority of our sales to date have been from our Herbal Brands subsidiary, we believe Herbal Brands provides a platform we can leverage for greater cannabinoid distribution in the future.
We manage our business in two segments: the Cannabinoid and Non-Cannabinoid segments.
1.The Cannabinoid operating segment is comprised of the Company’s cultivation, extraction, manufacturing, commercialization, and distribution of cannabinoid products. This operating segment is in the early stages of commercializing cannabinoid products internationally subject to applicable international and state laws and regulations. All our customers and sales for our cannabinoid segment products are presently outside of the U.S.
2.The Non-Cannabinoid operating segment is comprised of the brands and manufacturing assets acquired as part of our acquisition of Herbal Brands. The segment is engaged in the business of formulating, manufacturing, marketing, selling, distributing, and otherwise commercializing wellness products and nutraceuticals, excluding cannabinoid products. Our principal customers for the Herbal Brands products include specialty and health retailers, mass retailers and specialty and health stores in the U.S.

Factors Impacting our Business
We believe that our future success will primarily depend on the following factors:
Globalization of the industry.    Due to our MNO model focused on geographic diversification, which distinguishes us from many of our competitors and allows us to scale our production in low-cost regions of the world, we believe we are well positioned to capitalize in markets where the medical cannabis and hemp industry offers a reasonably regulated and free flow of goods across national boundaries. While certain countries, such as Canada, have historically not welcomed imported cannabis or hemp products for commercial purposes, other countries, such as Germany and Brazil, depend primarily on imports.
Global medical market expansion.    We believe that we are well-positioned to capitalize on expansion of global cannabis markets, as more legal medical cannabis geographies emerge. Medical cannabis is now authorized at the national or federal level in over 41 countries, and more than half of these countries have legalized or introduced significant reforms to their cannabis-use laws to broaden the scope of permitted medical uses beyond the original parameters. Over the past three years, we have established regional operations in Canada, Colombia, Portugal, and Germany, and we have invested significant resources in personnel and partnerships to build the foundation for new export channels.
Product development and innovation.    Because of the rapid evolution of the cannabis industry, the disparate regulations across different geographies, and the time required to develop and validate pharmaceutical-grade products, the pace at which we can expand our portfolio of products and formulations will impact market acceptance for our products. To increase our output while maintaining or reducing unit costs, we may need to enhance our cultivation, extraction, and other processing methods.

We believe our focus on the production of proprietary and exclusive products or formulations that comply with stringent regulations, or that result in enhanced benefits for patients or consumers, could create advantages in various markets.
Regulatory expertise and adaptation.    As more markets welcome the importation of cannabis or hemp products for commercial purposes, which requires navigating and complying with the strict and evolving cannabis regulations across the different geographies, we believe that we are well positioned to expand in these markets. Clever Leaves has built a global regulatory team that is experienced in developing good relationships with regulatory agencies and governments that govern and shape the cannabis industry in their respective jurisdictions. Key expertise includes complying with and securing quotas, product approvals, export permits, import permits and other geographic specific licenses.
Strategically expanding productive capacity and manufacturing capabilities.    It is beneficial to have low operating costs and to control the production process to generate consistency and quality on a large scale. As we expand into new markets and grow our presence in existing markets, we expect significant investments in cultivation and processing will be required, which may necessitate additional capital raises. We also aim to increase productive capacity through innovation in cultivation or processing methods, improving yields and output levels of our existing assets. While we believe our core cultivation and extraction operations in Colombia are adequately sized for our current business operations, as our cannabis sales grow and expand to flower products, we plan to expand our operations and invest in advanced processing or finished good manufacturing capabilities, particularly in Colombia and Portugal.

Key Operating Metrics
We use the following key operating metrics to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance and make strategic decisions. Other companies, including companies in our industry, may calculate key operating metrics with similar names differently, which may reduce their usefulness as comparative measures.
The following table presents select operational and financial information of the Cannabinoid segment for the year ended December 31, 2020 and 2019:

	Year ended December 31,
Operational information:	2020	2019	Change
(In $000s,except kilogram and per gram data)
Kilograms (dry flower) harvested(a)	56,685	39,720	16,965	43%
Costs to produce (b)	$8,027	$8,523	$(496)	(6)%
Costs to produce per gram	$0.14	$0.21	$(0.07)	(34)%

Selected financial information:
Revenue	$2,511	$133	$2,378	N/M
Kilograms sold(c)	24,035	644	23,391	N/M
Revenue per grams sold	$0.10	$0.21	$(0.11)	(53)%
N/M: Not a meaningful percentage.
_______________
(a)Kilograms (dry flower) harvested  —  represents the weight of dried plants post-harvest both for sale and for research and development purposes. This operating metric is used to measure the productivity of our farms.
(b)Costs to produce  —  includes costs associated with cultivation, extraction, depreciation, quality assurance and supply chain related to kilograms (dry flower) harvested.
(c)Kilograms sold  —  represents the amount in kilograms of product sold in dry plant equivalents. Extract is converted to dry plant equivalent for purposes of this metric.
During the years ended December 31, 2020 and 2019 we sold 24,035 and 644 kilograms, respectively, of dry flower equivalents. For the year ended December 31, 2020, our cannabinoid segment sales were primarily in Colombia, Australia, Israel and Brazil. The increase was primarily driven by the Company commencing its sales activity for cannabinoid products.

We harvested 56,685 kilograms of cannabinoids in the year ended December 31, 2020, as compared to 39,720 kilograms in the year ended December 31, 2019. The increase was primarily attributable to the expansion of our cultivation facilities in Colombia.
Costs to produce were approximately $0.14 per gram of dry flower equivalent for the year ended December 31, 2020, as compared to $0.21 per gram of dry flower equivalent for the year ended December 31, 2019. The decrease in costs to produce is primarily driven by the expansion of our cultivation capacity facilities in Colombia and the resulting economies of scale.

Recent Developments

Portugal Licensing

The GACP certification attests that we operate under the guidelines that ensure high quality production and products, according to WHO and European Medicine Agency Guidelines ("EMA"), on good agricultural and collection practices for (i) medicinal plants under WHO and (ii) starting materials of herbal origin under EMA. Our operations in Colombia were granted such certification on May 27, 2020, with an inclusion of land on November 9, 2020, which means that all greenhouses operate under GACP.

The same certification was granted to our operation in Portugal on February 22, 2021, for its greenhouse and postharvest facility.

These certificates must be yearly renewed.

Notable 2020 Developments

Closing of the Business Combination

On December 18, 2020, Clever Leaves and SAMA consummated the previously announced Business Combination contemplated by the Amended and Restated Business Combination Agreement, dated as of November 9, 2020, by and among SAMA, Clever Leaves, the Company and Merger Sub.

Pursuant to the Business Combination Agreement, each of the following transactions occurred in the following order: (i) pursuant to a court-approved Canadian plan of arrangement (the “Plan of Arrangement” and the arrangement pursuant to such Plan of Arrangement, the “Arrangement”), at 11:59 p.m., Pacific time, on December 17, 2020 (2:59 a.m., Eastern time, on December 18, 2020) (a) all of the Clever Leaves shareholders exchanged their Class A common shares without par value of Clever Leaves (“Clever Leaves common shares”) for our common shares without par value (“common shares”) and/or non-voting common shares without par value (“non-voting common shares”) (as determined in accordance with the Business Combination Agreement) and (b) certain Clever Leaves shareholders received approximately $3,100 in cash in the aggregate (the “Cash Arrangement Consideration”), such that, immediately following the Arrangement, Clever Leaves became our direct wholly-owned subsidiary; (ii) at 12:01 a.m., Pacific time (3:01 a.m. Eastern time), on December 18, 2020, Merger Sub merged with and into SAMA, with SAMA surviving such merger as our direct wholly-owned subsidiary (the “Merger”) and, as a result of the Merger, all of the shares of SAMA common stock were converted into the right to receive common shares as set forth in the Business Combination Agreement; (iii) immediately following the consummation of the Merger, we contributed 100% of the issued and outstanding capital stock of SAMA (as the surviving corporation of the Merger) to Clever Leaves, such that, SAMA became a direct wholly-owned subsidiary of Clever Leaves; and (iv) immediately following the contribution of SAMA to Clever Leaves, Clever Leaves contributed 100% of the issued and outstanding shares of NS US Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of Clever Leaves, to SAMA. Upon the closing of the Merger, SAMA changed its name to Clever Leaves US, Inc.

On December 18, 2020, SAMA’s units, shares of SAMA common stock and warrants ceased trading on The Nasdaq Stock Market (“Nasdaq”), and our common shares and warrants began trading on Nasdaq under the symbols “CLVR” and “CLVRW,” respectively. For further details, see Note 8. and Note 13. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.

COVID-19 Pandemic
The Company expects its operations to continue to be affected by the recent and ongoing outbreak of the 2019 coronavirus disease (“COVID-19”), which was declared a pandemic by the WHO in March 2020. The spread of COVID-19 has severely impacted many economies around the globe. In many countries, including those where the Company operates, businesses are being forced to cease or limit operations for long or indefinite periods of time. Measures taken to contain the spread of the virus, including travel bans, quarantines, social distancing, and closures of non-essential services have triggered significant disruptions to businesses worldwide, resulting in an economic slowdown. Global stock markets have also experienced increased volatility and, in certain cases, significant declines.

Governments and central banks have responded with monetary and fiscal interventions to stabilize economic conditions and the Company has taken steps to obtain financial assistance made available from jurisdictional governments, however the Company expects its 2021 financial performance to continue to be impacted and result in a delay of certain of its go-to-market initiatives.

The duration and impact of the COVID-19 pandemic, as well as the effectiveness of government and central bank responses, remains unclear. It is not possible to reliably estimate the duration and severity of these consequences, nor their impact on the financial position and results of the Company for future periods.

We continue to monitor closely the impact of COVID-19, with a focus on the health and safety of our employees, and business continuity. We have implemented various measures to reduce the spread of the virus including requiring that our non-production employees work from home, restricting visitors to production locations, screening employees with infrared temperature readings and requiring them to complete health questionnaires on a daily basis before they enter facilities, implementing social distancing measures at our production locations, enhancing facility cleaning protocols, and encouraging employees to adhere to preventative measures recommended by the WHO. Our global operational sites have been reduced to business-critical personnel only and physical distancing measures are in effect. In addition, since our non-production workforce can effectively work remotely using various technology tools, we are able to maintain our full operations. Although our operational sites remain open, mandatory or voluntary self-quarantines may further limit the staffing of our facilities.

As a result of the COVID-19 pandemic, there have been disruptions in supply chains, including the impact on international flights and air-cargo restrictions that has limited the shipping of our products from Colombia to other countries. Since July 10, 2020, international flights from Colombia have resumed on a limited basis and with certain restrictions. In addition, there have been disruptions to our planned expansion of certain product line and production processes. The COVID-19 pandemic has also affected the completion of licensing in Portugal due to INFARMED’s impaired ability to conduct physical inspections of our facilities. For more information on the potential impact of COVID-19 on our business, refer to “Risk Factors — Risks Related to Our Business — The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the global economy and to our business, and may have an adverse impact on our performance and results of operations.”

Convertible Note Amendments

In connection with the Business Combination, on November 9, 2020, Clever Leaves and the noteholders agreed to amend the terms of the 2022 Convertible Notes to, among other matters, decrease the interest rate to 8%, commencing January 1, 2021, and provide that such interest is to be paid in cash, quarterly in arrears, and also provides the Company with the option to satisfy the payment of quarterly interest by issuing common shares to the noteholders.

Following the closing of the Business Combination, the 2022 Convertible Notes remained outstanding, but are convertible into our common shares in accordance with their terms. For additional detail see " - Liquidity and Capital Resources - Debt - Convertible Note Amendments" and Note 12. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.

Neem Holdings Convertible Note and Neem Holdings Warrants

On November 9, 2020, Clever Leaves and the Company entered into an unsecured subordinated convertible note (the “Neem Holdings Convertible Note”) with a principal amount of $3,000 in favor of Neem Holdings, LLC (“Neem Holdings”), a shareholder of Clever Leaves. Clever Leaves is required to repay the Neem Holdings Convertible Note within 10 business days after the closing of the Business Combination, and the Company has agreed to promptly satisfy this obligation in full. The Neem Holdings Convertible Note is interest free. The Neem Holdings Convertible Note was repaid on December 23, 2020.

On November 9, 2020, Clever Leaves issued to Neem Holdings, a shareholder of Clever Leaves, a warrant (the “Neem Holdings Warrants”) to purchase the number of Clever Leaves common shares (the “Warrant Shares”) that would entitle Neem Holdings to receive 300,000 common shares in the Arrangement for an aggregate purchase price of $3. The Neem Holdings Warrants are exercisable for all, but not less than all, of the Warrant Shares and expire at the earlier of (i) the date and time that the Business Combination Agreement is terminated in accordance with its terms; and (ii) the Arrangement Effective Time. The Neem Holdings Warrants were exercised prior to the Arrangement Effective Time.

For further details, see Note 12. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.

2020 Fourth Quarter Debenture Fundraising

In October 2020, Clever Leaves completed a financing, pursuant to which it issued $1,230 aggregate principal amount of September 2023 Convertible Debentures. In addition, on November 9, 2020, certain Subscribers in the SAMA PIPE signed subscription agreements with Clever Leaves to invest $1,500 in the aggregate in additional September 2023 Convertible Debentures as part of the Convertible Debenture Investment. All September 2023 Convertible Debentures were converted into Clever Leaves common shares and then into common shares of the Company as part of the Arrangement. For additional details see “— Liquidity and Capital Resources — Debt — 2020 Fourth Quarter Debenture Financing.” and Note 12. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.

GNC Bankruptcy
On June 23, 2020, GNC and its affiliates filed voluntary petitions for relief pursuant to Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware. In September 2020, a bankruptcy court judge approved the sale of GNC to an investor and in the third quarter of 2020, substantially all of the assets of GNC were sold to Harbin Pharmaceutical Group Holding Corp. Ltd., and GNC emerged from Chapter 11 of the Bankruptcy Code. For more information on the potential impact of GNC on our business, refer to “Risk Factors — Risks Related to our Business — We currently depend on a limited set of customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or if one or more significant customers were to terminate their relationship with us or reduce their purchases, or, our revenue could decline significantly”, as well as Note 9. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.
Herbal Brands Loan Amendment
On August 27, 2020, we amended certain terms of the Herbal Brands Loan to provide for an additional interest of 4% per annum, compounding quarterly and payable in-kind at maturity. In addition, we extended the expiry date of the outstanding 193,402 warrants till May 3, 2023. As part of the amendment, the parties agreed that compliance with certain financial covenants under the Herbal Brands Loan will be deferred until September 30, 2021 and will not be required following a Qualified IPO (as defined in the Herbal Brands Loan). The Business Combination meets the definition of Qualified IPO under the Herbal Brands Loan. See Note 12. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.
EU GMP Certification
On July 8, 2020, Clever Leaves received EU GMP certification from the HALMED for its post-harvest and extraction facilities located in Colombia. EU GMP certification is expected to expand Clever Leaves’ ability to serve the burgeoning European medical cannabis and hemp markets, which have rigorous quality, compliance, and regulatory requirements. Because we are among a small number of companies globally to have earned EU GMP certification, EU GMP certification is also expected to expand our early mover advantage in the pharmaceutical channel as global demand increases and more legal cannabis geographies emerge.
Series E Round of Fundraising

In April and July 2020, Clever Leaves completed the Series E round of financing (the “Series E Financing”) and issued an aggregate of approximately $18,396 of senior convertible Class D preferred shares (the “Class D preferred shares”) and $4,162 aggregate principal amount of Convertible Debentures due 2023 (the “June 2023 Convertible Debentures”). The Class D preferred shares and the June 2023 Convertible Debentures were converted into Clever Leaves common shares and then into common shares of the Company as part of the Arrangement. For additional details see “— Liquidity and Capital Resources — Debt — Series E Financing” and Note 12. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.

Portugal Licensing
In August 2020, we received a license from INFARMED to cultivate, import and export dried cannabis flower produced at our Portuguese cultivation site and, similar to other licensed cannabis companies in Portugal, we are listed as of August 2020 on INFARMED’s Licensing Department’s registry. Due to the COVID-19 pandemic and restrictions on INFARMED’s ability to conduct a physical inspection of our Portuguese operation, the license was issued under a special licensing procedure and requires a confirmatory physical inspection from INFARMED. Our license provides our Portuguese operations the same rights and qualifications as licenses issued under the normal procedures, including the ability to conduct commercial operations. The physical inspection took place on August 27, 2020 and, upon successful completion of the inspection review, we expect our current license to be replaced with a license issued under the normal procedures. Under the current license granted by INFARMED, our production facility in Portugal is currently cultivating cannabis for commercial purposes. Our Portugal facility received the GACP certificate in March 2021. To maintain the GACP certificate, we must cultivate and operate under GACP guidelines.

Components of Results of Operations
Revenue — in our Cannabinoid segment, revenue is primarily comprised of sales of our cannabis products, which currently include cannabidiol isolate, full spectrum and standardized extracts. In our Non-Cannabinoid segment, revenue is primarily composed of sales of our nutraceutical products to our retail customers. As we have only recently begun to carry out our cannabinoid sales operations, our main revenues are derived from our Herbal Brands business.
Cost of Sales — in our Cannabinoid segment, cost of sales is primarily composed of pre-harvest, post-harvest and shipment and fulfillment. Pre-harvest costs include labor and direct materials to grow cannabis, which includes water, electricity, nutrients, integrated pest management, growing supplies and allocated overhead. Post-harvest costs include costs associated with drying, trimming, blending, extraction, purification, quality testing and allocated overhead. Shipment and fulfillment costs include the costs of packaging, labelling, courier services and allocated overhead. Total cost of sales also includes cost of sales associated with accessories and inventory adjustments. In our Non-Cannabinoid segment, cost of sales primarily includes raw materials, labor, and attributable overhead, as well as packaging labelling and fulfillment costs.

Results of Operations

Year Ended December 31, 2020 compared to year ended December 31, 2019

Consolidated Statements of Net Loss Data
(in thousands of U.S. dollars)

	Year ended December 31,
	2020	2019
Revenue	$12,117	$7,834
Cost of sales	(4,704)	(4,732)
Gross profit	7,413	3,102
General and administrative expenses	29,828	34,979
Sales and marketing expenses	2,577	3,183
Goodwill impairment	1,682	—
Depreciation and amortization expenses	1,854	1,480
Loss from operations	(28,528)	(36,540)
Interest expense, net	4,455	2,684
Loss on investments	464	756
Loss on debt extinguishment	2,360	3,374
Loss on fair value of derivative instrument	657	421
Foreign exchange loss	491	1,575
Other (income) expenses, net	(284)	534
Total other expenses, net	8,143	9,344
Loss before income taxes	(36,671)	(45,884)
Current income tax recovery	—	—
Deferred current income tax recovery	—	—
Equity investments and securities loss	4	96
Net loss	$(36,675)	$(45,980)
Net loss attributable to non-controlling interest	—	(6,450)
Net loss attributable to Company	$(36,675)	$(39,530)

Revenue by Channel
(in thousands of U.S. dollars)
The following table provides our revenues by channel for the year ended December 31, 2020 and 2019.

	Year ended December 31,
	2020	2019
Mass retail	$6,879	$3,318
Specialty, health and other retail	689	1,235
Distributors	4,036	2,397
E-commerce	513	885
Total	$12,117	$7,834

Revenue
Revenue increased to $12,117 for the year ended December 31, 2020 from $7,834 for the year ended December 31, 2019. The increase was driven primarily by the additional months of sales in the year ended December 31, 2020 from the Herbal Brands business which was acquired in April 2019, as well as the sales in our Cannabinoid segment.
Cost of sales
Cost of sales decreased to $4,704 for the year ended December 31, 2020 as compared to $4,732 for the year ended December 31, 2019. The slight decrease in 2020 is primarily due to the inclusion in 2019 of additional costs related to the fair value of Herbal Brands inventory following the Herbal Brands acquisition. This was mostly offset by sales of Herbal Brands products, which included an additional four months of sales in 2020, as well as the costs of sales from our Cannabinoid segment sales.
Operating expenses
(in thousands of U.S. dollars)

	Year ended December 31,
	2020	2019	Change
General and administrative	$29,828	$34,979	$(5,151)	(15)%
Sales and marketing	2,577	3,183	(606)	(19)%
Goodwill impairment	1,682	—	1,682	N/M
Depreciation and amortization	1,854	1,480	374	25%
Total operating expenses	$35,941	$39,642

(as a percentage of revenue)
General and administrative	246%	N/M
Sales and marketing	21%	41%
Goodwill impairment	14%	—%
Depreciation and amortization	15%	19%
Total operating expenses	N/M	N/M
N/M: Not a meaningful percentage

General and administrative. General and administrative expenses decreased to $29,828 for the year ended December 31, 2020 from $34,979 for the year ended December 31, 2019, primarily due to lower office and administration and employee-related costs, such as salaries and benefits, following certain measures we took to reduce costs in response to the COVID-19 pandemic.
Sales and marketing. Sales and marketing expenses decreased to $2,577 for the year ended December 31, 2020 from $3,183 for the year ended December 31, 2019, primarily due to our cost control measures to address the impact from COVID-19. Additionally, in the prior year period, we incurred higher sales and marketing costs in connection with the exploration of potential new export markets for our cannabinoid products. The decline was partly offset by an increase in marketing and selling costs related to the Herbal Brands business in the U.S., which included an additional four months of costs in 2020 compared to 2019.
Goodwill impairment. For the year ended December 31, 2020, we recognized a goodwill impairment of $1,682 related to our Herbal Brands business. For more information, see Note 8. and Note 10. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.
Depreciation and amortization. Depreciation and amortization expenses increased to $1,854 for the year ended December 31, 2020 from $1,480 for the year ended December 31, 2019, primarily due to capital expenditures for the expansion of our cultivation and extraction assets. Additionally, the increase is attributable to the amortization of finite-lived intangible assets acquired as part of the Herbal Brands acquisition, which included an additional four months of amortization in 2020 compared to 2019, as well as higher amortization expense during the second half of 2020 due to the acceleration of the period over which the useful life of the GNC intangible asset is amortized, as described under “—Recent Developments – GNC Bankruptcy” and Note 9. and Note 11. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.
Non-operating income and expenses
(in thousands of U.S. dollars)

	Year Ended December 31,
	2020	2019	Change
Interest expense, net	$4,455	$2,684	$1,771	66%
Loss on other investments	464	756	(292)	(39)%
Loss on debt extinguishment	2,360	3,374	(1,014)	(30)%
Loss on fair value of derivative instrument	657	421	236	56%
Foreign exchange loss	491	1,575	(1,084)	(69)%
Other (income) expenses, net	(284)	534	(818)	(153)%
Total	$8,143	$9,344	$(1,201)	(13)%
N/M: Not a meaningful percentage

Interest expense, net. Interest expense, net for the year ended December 31, 2020 was $4,455 compared to $2,684 for the year ended December 31, 2019. The increase was primarily attributable to increased interest expense associated with the 2022 Convertible Notes, as well as a promissory note issued in relation to the Herbal Brands acquisition. Additionally, the increase reflects higher interest rates during 2020 related to the amendment in March 2020 of the terms of the 2022 Convertible Notes. For additional details, see Note 12. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.
Loss on investments. Loss on investment was $464 for the year ended December 31, 2020 compared to a loss of $756 for the year ended December 31, 2019. The loss on investments was primarily related to the decline in the carrying value of our investments in Lift & Co. shares and Cansativa. For more information refer to Note 7. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.
Loss on debt extinguishment. Loss on debt extinguishment for the year ended December 31, 2020 was $2,360 and related primarily to the conversion of the Series E Debentures and the September 2023 Convertible Debentures at the closing of the Business Combination. Loss on debt extinguishment of $3,374 for year ended December 31, 2019 was due to the conversion of our Series C debt of Clever Leaves in March 2019 into Class C preferred shares that were subsequently exchanged for common shares of the Company at the closing of the Business Combination. For more information, see Note 12. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.
Loss on fair value of derivative instrument. For the year ended December 31, 2020 we experienced a loss of $657 compared to loss of $421 for the year ended December 31, 2019. The loss for the year ended December 31, 2020 was primarily due to the conversion of the September 2023 Convertible Debentures. The loss for the year ended December 31, 2019 was driven by the initial recognition of a derivative instrument related to the Company’s holding of Lift & Co. warrants. For additional details, see Note 12. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.
Foreign exchange loss. The impact of foreign exchange for the year ended December 31, 2020 was a loss of $491 compared to a loss of $1,575 for the year ended December 31, 2019. The foreign exchange losses for the year ended December 31, 2019 were primarily driven by the currency fluctuations of the Colombian peso versus the U.S. Dollar.
Other (income) expenses, net. Other (income) expenses, net includes costs not individually material to our consolidated financial statements.

Operating Results by Business Segment
Our management evaluates segment profit/loss for each of the Company’s reportable segments. We define segment profit/loss as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 17. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.
Revenue by segment
(in thousands of U.S. dollars)

	Year ended December 31,
	2020	2019
Segment Revenue:
Cannabinoid	$2,511	$133
Non-Cannabinoid	9,606	7,701
Total Revenue	$12,117	$7,834

Cannabinoid. Cannabinoid revenue increased to $2,511 for the year ended December 31, 2020, from $133 for the year ended December 31, 2019, driven primarily by the sale of cannabinoid products as we began to carry out our Cannabinoid sales operations.
Non-Cannabinoid. Revenue for the year ended December 31, 2020 increased to $9,606 from $7,701 for the year ended December 31, 2019 primarily attributable to the Herbal Brands business in the U.S., which included four additional months of sales in 2020, partly offset by the slower sales in 2020 due to the impact from COVID-19.
Segment profit/loss
(in thousands of U.S. dollars)

	Year ended December 31,		Change
	2020	2019	$	%
Segment Profit/(Loss):
Cannabinoid	$(18,798)	$(25,250)	6,452	(26)%
Non-Cannabinoid	1,863	614	1,249	203%
Total Segment Loss (a)	$(16,935)	$(24,636)	7,701	(31)%

(a) For a reconciliation of segment profit/(loss) to loss before income taxes see Note 17. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.
Cannabinoid — Cannabinoid segment loss decreased to $18,798 for the year ended December 31, 2020 from $25,250 for the year ended December 31, 2019, primarily due to cost control measures implemented by us in 2020, as well as increased sales of cannabinoid products. The decrease was partly offset by costs incurred on the expansion of our operations in Colombia, Portugal and Germany.
Non-Cannabinoid — Non-Cannabinoid segment profit increased to $1,863 for the year ended December 31, 2020 compared to $614 the year ended December 31, 2019. The increase is primarily attributable to cost control measures implemented during 2020, as well as the additional four months of activity in the 2020 period, partly offset by lower sales in 2020 due to the impact of COVID-19.

Liquidity and Capital Resources
The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented:
(in thousands of U.S. dollars)

	Year ended December 31,
	2020	2019
Net cash used in operating activities	$(21,961)	$(37,052)
Net cash used in investing activities	(3,665)	(33,901)
Net cash provided by financing activities	91,838	62,834
Effect of foreign currency translation on cash and cash equivalents	50	54
Cash, cash equivalents, and restricted cash beginning of period	13,198	21,263
Cash, cash equivalents, and restricted cash end of period	79,460	13,198
Increase (decrease) in cash and cash equivalents	$66,262	$(8,065)

Cash flows from operating activities
The change in net cash used by operating activities during the year ended December 31, 2020 compared to the year ended December 31, 2019, was primarily related to a decrease in use of working capital, as well as a lower net loss, net of non-cash items.
Cash flows from investing activities
The decrease in net cash used in investing activities during the year ended December 31, 2020 compared to the year ended December 31, 2019, was primarily related to the Herbal Brands acquisition, our investment in Cansativa, as well as higher capital expenditures during the year ended December 31, 2019.
During the year ended December 31, 2019, our capital expenditures increased by approximately $14,209, primarily due to our investment in the expansion of our operations of the cannabinoid business.
Cash flows from financing activities
The increase in net cash provided by financing activities during the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to the higher proceeds from debt and equity financings in 2020 compared to 2019. During the year ended December 31, 2020, the financing activities related primarily to the Business Combination and the Series E Financing of Clever Leaves, whereas during the year ended December 31, 2019, Clever Leaves issued Series D preferred shares, 2022 Convertible Notes and debt incurred in connection with the Herbal Brands acquisition. For more information, see Note 9. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.
Sources of Liquidity
We primarily financed our operations through the issuance of preferred shares, the sale of convertible notes and cash from operations. As of December 31, 2020, and December 31, 2019, we had cash and cash equivalents of $79,107 and $12,044, respectively, which were held for working capital and general corporate purposes. This represents an overall increase of $67,063.
In connection with the closing of the Business Combination we received approximately $73,509 of net proceeds (refer to Note 8. to the audited consolidated financial statements included within this Form 10-K). We have had operating losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of its available inventories. We anticipate that we will continue to incur losses from operations due to pre-commercialization activities, marketing and manufacturing activities, and general and administrative costs to support operations.

We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. While Clever Leaves has been successful in raising financing in the past, and did so as recently as November 2020, there can be no assurances that additional financing will be available when needed on acceptable terms, or at all. The continued spread of COVID-19 (see “— Recent Developments — COVID-19 Pandemic” for a discussion on COVID-19) and uncertain market conditions may further limit our ability to access capital. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, and suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, financial condition, and prospects.
Uses of Liquidity
Our primary need for liquidity is to fund working capital requirements, capital expenditures, debt service obligations and for general corporate purposes. Our ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors. Our consolidated interim financial statements have been prepared on a going concern basis, which assumes that we will continue to be in operation for the foreseeable future and, accordingly, will be able to realize our assets and discharge our liabilities in the normal course of operations as they come due.

We manage our liquidity risk by preparing budgets and cash forecasts to ensure we have sufficient funds to meet obligations. In managing working capital, we may limit the amount of our cash needs by selling inventory at wholesale rates, pursuing additional financing sources, and managing the timing of capital expenditures. While we believe we have sufficient cash to meet working capital requirements in the short term, we may need additional sources of capital and/or financing, to meet planned growth requirements and to fund construction activities at our cultivation and processing facilities.

In connection with the Clever Leaves audited financial statements for the year ended December 31, 2019, our management determined that there were material uncertainties which caused substantial doubt about Clever Leaves’ ability to continue as a going concern, absent additional financing and cost reduction or cost management measures. In connection with the closing of the Business Combination, we received approximately $73,509 of net proceeds (refer to Note 8. to the audited consolidated financial statements included within this Form 10-K). We believe that cash on hand is sufficient to satisfy the Company's estimated liquidity needs during the twelve months from the issuance of the consolidated financial statements for the year ended December 31, 2020. If this amount is subsequently insufficient for us to continue to operate as a going concern, we may need to raise additional cash through debt, equity or other forms of financing to fund future operations which may not be available on acceptable terms, or at all.
Debt
Total net debt outstanding as of December 31, 2020 was $33,843. The balance is comprised of 2022 Convertible Notes of approximately $27,750 issued in March 2019, the debt of $8,500 issued to finance the Herbal Brands acquisition in April 2019, as well as other borrowings, net of principal repayments for the Herbal Brands Loan and debt issuance costs. For more information, see Note 12. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.
Total debt outstanding as of December 31, 2019 was $33,728. The 2019 balance relates to the 2022 Convertible Notes issued in March 2019, as well as the Herbal Brands Loan.
Herbal Brands Debt
In April 2019, to facilitate the financing the Herbal Brands acquisition, Herbal Brands entered into the Herbal Brands Loan with, and issued warrants to, a third-party lender, Rock Cliff Capital LLC (“Lender”). The Herbal Brands Loan was amended in August 2020. For further details on the Herbal Brands acquisition, see Note 8. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.
The Herbal Brands Loan is a non-revolving loan with a principal amount of $8,500 and interest of 8% per annum due and payable in arrears on the first day of each fiscal quarter, commencing July 1, 2019, and calculated based on the actual number of days elapsed. In addition, Herbal Brands is required to pay in kind interest ("PIK") on the outstanding principal amount of the Herbal Brands Loan from August 27, 2020 until payment in full at a rate equal to 4.0% per annum, with such PIK interest being capitalized as additional principal to increase the outstanding principal balance of the Herbal Brands Loan on the first day of each fiscal quarter. The Herbal Brands Loan is to be repaid or prepaid prior to its maturity date of May 2, 2023. On a quarterly basis, the loan requires Herbal Brands to repay 85% of positive operating cash flows. Herbal Brands can also choose to prepay a portion or the Herbal Brands Loan, subject to a fee equal to the greater of (1) zero, and (2) $2,337.5, net of interest payments already paid (excluding PIK interest paid and PIK interest capitalized as outstanding principal) on such prepayment date. The Herbal Brands Loan is guaranteed by certain subsidiaries of the Company, secured by Herbal Brands’ assets and equity interests in Herbal Brands and is subject to certain covenants. The Herbal Brands Loan remained outstanding following the closing of the Business Combination.
Concurrently with the execution of the Herbal Brands Loan, Clever Leaves issued warrants to the Lender to purchase 193,402 Class C preferred shares of Clever Leaves on a 1:1 basis, at a price of $8.79 per share. The warrants can be exercised in whole or in part at any time prior to the expiration date of May 3, 2021, and are not assignable, transferable, or negotiable. Following the closing of the Business Combination, the warrants issued to the Lender remained outstanding but entitle the Lender to purchase common shares of the Company rather than common shares of Clever Leaves.
On August 27, 2020, we amended certain terms of the Herbal Brands Loan to provide for an additional interest of 4% per annum, compounding quarterly and payable in-kind at maturity. In addition, we extended the expiry date of the outstanding 193,402 warrants until May 3, 2023. As part of the amendment, the parties agreed to defer the covenant testing under the Herbal Brands Loan until September 30, 2021.

Following the closing of the Business Combination and pursuant to the terms, the holder of the Rock Cliff Warrants can purchase 63,597 of the Company's common shares at a strike price of $26.73 per share.
For further details, see Note 12. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.
Convertible notes
In March 2019, as part of the Series D financing, Clever Leaves issued $27,750 aggregate principal amount of secured convertible notes (the “2022 Convertible Notes”) with a maturity date of March 30, 2022 (the “2022 Maturity Date”). The 2022 Convertible Notes initially had an interest of 8% per annum, payable quarterly in cash in arrears. The 2022 Convertible Notes are guaranteed by certain subsidiaries of Clever Leaves and are secured by pledged equity interests in certain subsidiaries. In March 2020 and June 2020, Clever Leaves and the noteholders amended the terms of the 2022 Convertible Notes, to increase in the interest rate to 10% from January 1, 2020 and provided that such interest is to be paid in-kind on the 2022 Maturity Date.

In connection with the Business Combination, on November 9, 2020, Clever Leaves and the noteholders agreed to amend the terms of the 2022 Convertible Notes to: (i) decrease the interest rate to 8%, commencing January 1, 2021, and provide that such interest is to be paid in cash, quarterly in arrears; (ii) provide for the payment of all accrued and outstanding interest from January 1 to December 31, 2020 to be made in the form of PIK Notes; to consent to the transfer of the PIK Notes to SAMA in exchange for the PIPE Shares to be issued as part of the SAMA PIPE pursuant to the terms of the Subscription Agreements; (iii) at the option of Clever Leaves, satisfy the payment of quarterly interest by issuing our common shares to the noteholders, at a price per share equal to 95% of the 10-Day VWAP; (iv) at the option of Clever Leaves, prepay, in cash, any or all amounts outstanding under the 2022 Convertible Notes at any time without penalty; (v) at the option of Clever Leaves on each quarterly interest payment date, repay principal and any other amounts outstanding under the 2022 Convertible Notes up to the lesser of (a) $2,000, or (b) an amount equal to four times the average value of the daily volume of common shares traded during the 10-Day VWAP period, of the total amounts outstanding under the 2022 Convertible Notes at such time by issuing common shares to the noteholders at a price per share equal to 95% of the 10-Day VWAP; and (vi) at the option of each noteholder, in the event, following the Merger Effective Time, Clever Leaves, the Company or any of their respective affiliates proposes to issue equity securities for cash or cash equivalents (the “Equity Financing”) (save and except for certain exempt issuances) at any time after Clever Leaves, the Company or any of their respective affiliates completes one or more equity financings raising, in aggregate, net proceeds of $25,000 (net of reasonable fees, including reasonable accounting, advisory and legal fees, commissions and other out-of-pocket expenses and inclusive of net cash retained as a result of the Business Combination on the Merger Effective Time), convert an amount of principal and/or accrued interest owing under the 2022 Convertible Notes into subscriptions to purchase up to the noteholder’s pro rata share of 25% of the total securities issued under such Equity Financing on the same terms and conditions as such Equity Financing is offered to subscribers; provided, however, that if the noteholder does not elect to participate in such Equity Financing through the conversion of amounts owing under the 2022 Convertible Notes, then Clever Leaves shall be required to repay, in cash within five (5) business days following the closing of such Equity Financing, an amount equal to the noteholder’s pro rata share of 25% of the total net proceeds raised from such Equity Financing (collectively, the “November 2020 Convertible Note Amendments”).

In connection with the November 2020 Convertible Note Amendments, the Required Holders (as that term is defined in the amended and restated intercreditor and collateral agency agreement, dated as of May 10, 2019, in respect of the 2022 Convertible Notes) have agreed to waive Clever Leaves’ required compliance with certain restrictive covenants set forth in the

2022 Convertible Notes, solely for the purposes of allowing Clever Leaves, the Company and their affiliates to complete the Business Combination, and have agreed to direct GLAS Americas LLC, as collateral agent in respect of the 2022 Convertible Notes, to further provide its consent therefor.

In connection with the consummation of the Business Combination, the Company, 1255096 B.C. Ltd., an indirect subsidiary of the Company, and Clever Leaves US, Inc. (as the surviving corporation of the Merger) each entered into a guarantee agreement in favor of GLAS Americas LLC, as the collateral agent, in respect of the 2022 Convertible Notes and became guarantors thereunder. In addition, the terms of the amended and restated pledge agreement, dated as of May 10, 2019, made by Clever Leaves in favor of the collateral agent was further amended and restated pursuant to a second amended and restated pledge agreement such that Clever Leaves pledged all of the shares in the capital of each of 1255096 B.C. Ltd. and Clever Leaves US, Inc. (as the surviving corporation of the Merger) in favor of the collateral agent. In addition, the Company pledged all of the shares in the capital of Clever Leaves in favor of the collateral agent, 1255096 B.C. Ltd. pledged all of the shares in the capital of Northern Swan International, Inc. in favor of the collateral agent, and Clever Leaves US, Inc. pledged all of the shares in the capital of NS US Holdings, Inc. in favor of the collateral agent, each pursuant to a pledge agreement.

Following the closing of the Business Combination, the 2022 Convertible Notes remained outstanding, but are convertible into our common shares in accordance with their terms. In connection with the issuance of the 2022 Convertible Notes, Clever Leaves issued 9,509 warrants to acquire Clever Leaves common shares to one of the noteholders. The warrants vest when the 2022 Convertible Note issued to the warrantholder is converted into shares and expire on March 30, 2023. The warrants will be cancelled if the 2022 Convertible Note issued to the warrantholder is repaid.

In October 2018, as part of the Series C financing, Clever Leaves issued $17,890 aggregate principal amount of noninterest bearing unsecured convertible debentures due 2021 (the “2021 Convertible Debentures”). The 2021 Convertible Debentures had a maturity date of September 30, 2021. All of the 2021 Convertible Debentures were converted into an aggregate of 2,546,670 of Class C preferred shares in March 2019.
Series E Financing
In April and July 2020, Clever Leaves completed the Series E round of financing (the “Series E Financing”) and issued an aggregate of approximately $18,396 of senior convertible Class D preferred shares (the “Class D preferred shares”) and $4,162 aggregate principal amount of Convertible Debentures due 2023 (the “June 2023 Convertible Debentures”). In April 2020, an investor in the Series E Financing exercised its Put Right (as defined below) in full, and Clever Leaves paid $6,250 in exchange for the purchase and cancellation of 711,035 Class C preferred shares. As a result of the Series E Financing and the exercise of the Put Right, the funds raised in the Series E Financing were approximately $16,308.

The June 2023 Convertible Debentures were to mature on June 30, 2023 (the “2023 Maturity Date”) and bore interest of 8% per annum, commencing June 30, 2021, payable semi-annually in arrears. At the discretion of Clever Leaves, any interest accrued and payable in respect of the June 2023 Convertible Debentures might, in lieu of being paid to the holders of the June 2023 Convertible Debentures, be added, to the principal amount outstanding under the June 2023 Convertible Debentures. The Business Combination constituted a Liquidity Event (as defined in the indenture governing the June 2023 Convertible Debentures) and resulted in the conversion of all June 2023 Convertible Debentures into Clever Leaves common shares, which were exchanged for our common shares in the Arrangement.

Class D preferred shares voted together with the Clever Leaves common shares, and were not considered a separate class for voting purposes, except as required by law or in cases of dissolution, liquidation, windup or bankruptcy proceedings which require the consent of a majority of Class D preferred shareholders. The Class D preferred shares carried a liquidation preference (the “Class D Liquidation Preference”) of 1.4 times the original issue price of $11.00 for the one-year period following the original issue date, increasing by 0.02 times quarterly to a maximum of 1.75 times the original issue price, in each case subject to anti-dilution adjustments. The Class D Liquidation Preference is payable on a liquidation or merger with, reverse takeover of, or other business combination with, a public company, provided that such transaction does not provide for the conversion of Class D preferred shares into Clever Leaves common shares, or certain other deemed liquidation events (the “Class D Liquidation Event”). The Business Combination did not constitute a Class D Liquidation Event. The Class D preferred shares were not redeemable but were convertible at any time, at the option of the holders, into Clever Leaves common shares on a 1:1 basis, subject to anti-dilution adjustments. Automatic conversion into Clever Leaves common shares would occur at the applicable conversion price which takes into account the Class D Liquidation Preference in the event of (1) the holders of at least a majority of the outstanding Class D preferred shares consenting to such conversion, (2) an initial public offering or direct listing of Clever Leaves common shares on Nasdaq, NYSE or TSX, or (3) completion of a merger with, reverse takeover of or other business combination with a public company, provided that such transaction provides for the conversion of Class D preferred shares into Clever Leaves common shares (otherwise such transaction will trigger the payment of the Class D Liquidation Preference).

The Business Combination resulted in the conversion of all Class D preferred shares into Clever Leaves common shares, which were exchanged for common shares of the Company in the Arrangement.

As part of the Series E Financing in April 2020, Clever Leaves granted an investor in the Series E Financing a right to cause Clever Leaves to purchase up to 711,035 of the investor’s previously purchased Class C preferred shares (the “Put Right”) at the investor’s original purchase price of $8.79 per share. On April 13, 2020, the investor exercised the Put Right in full, and Clever Leaves paid $6,250 in exchange for its purchase and cancellation of 711,035 Class C preferred shares. In addition, as part of the July 2020 portion of the Series E Financing, three investors, in aggregate, exchanged 848,363 Class C preferred shares for 646,846 Class D preferred shares.

Subsequent to the completion of the Series E Financing, 4,429,559 Class C preferred shares, 2,319,215 Class D preferred shares and $4,162 principal amount of the June 2023 Convertible Debentures were outstanding. All Class C preferred shares, Class D preferred shares and June 2023 Convertible Debentures were converted into Clever Leaves common shares and then into common shares of the Company as part of the Arrangement.
2020 Fourth Quarter Debenture Financing
On October 23, 2020, Clever Leaves completed the first tranche of a financing pursuant to which it issued $1,230 aggregate principal amount of convertible debentures due September 30, 2023 (the “September 2023 Convertible Debentures”).

The September 2023 Convertible Debentures were to mature on September 30, 2023 (the “September 2023 Maturity Date”) and bore interest of 8% per annum, commencing September 30, 2021, payable semi-annually in arrears. At the discretion of Clever Leaves, any interest accrued and payable in respect of the September 2023 Convertible Debentures might, in lieu of being paid to the holders of the September 2023 Convertible Debentures, be added to the principal amount outstanding under the September 2023 Convertible Debentures. Provided that no Liquidity Event has occurred, on the September 2023 Maturity Date, the principal aggregate amount of the September 2023 Convertible Debentures and the accrued and unpaid interest thereon would be payable in cash. At any time prior to the September 2023 Maturity Date or a Liquidity Event, a holder of the September 2023 Convertible Debentures might elect to convert its principal amount of the September 2023 Convertible Debentures and the accrued and unpaid interest thereon into Clever Leaves common shares, at a price per share equal to $5.95 (subject to adjustment). The September 2023 Convertible Debentures, including any accrued and unpaid interest, would be automatically converted into Clever Leaves common shares at a price per Clever Leaves common share equal to 70% of the price attributable to the Clever Leaves common shares upon occurrence of a Liquidity Event, subject to adjustment in the event of the subdivision or consolidation of the outstanding Clever Leaves common shares, the issue of Clever Leaves common shares or securities convertible into Clever Leaves common shares by stock dividend or distribution, or the issue or distribution of rights, options, or warrants to all or substantially all of the holders of Clever Leaves common shares in certain circumstances.

On November 9, 2020, certain Subscribers in the SAMA PIPE signed subscription agreements with Clever Leaves to invest $1,500 in the aggregate in additional September 2023 Convertible Debentures.

The Business Combination constituted a Liquidity Event and resulted in the conversion of all September 2023 Convertible Debentures into Clever Leaves common shares, which were exchanged for common shares of the Company in the Arrangement. For additional details see Note 12. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.
Neem Holdings Convertible Note and Neem Holdings Warrants
On November 9, 2020, Clever Leaves and the Company entered into the Neem Holdings Convertible Note with a principal amount of $3,000 in favor of Neem Holdings. On the same day, Clever Leaves issued the Neem Holdings Warrants that, if exercised, would entitle Neem Holdings to receive 300,000 common shares in the Arrangement. The Neem Holdings Convertible Note was repaid on December 23, 2020. The Neem Holdings Warrants were exercised prior to the Arrangement Effective Time. For additional details see “— Recent Developments — Neem Holdings Convertible Note and Neem Holdings Warrants” and Note 12. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.

Contingencies
In the normal course of business, we receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, as of December 31, 2020 any potential liabilities resulting from claims we have received would not have a material adverse effect on our consolidated financial statements.

Off-Balance Sheet Arrangements
We did not have off-balance sheet arrangements during the periods presented, other than the obligations discussed above.

Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance U.S. GAAP. A detailed discussion of our significant accounting policies can be found in Note 3. to our audited consolidated financial statements for the year ended December 31, 2020 included elsewhere in this Form 10-K. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) consolidation, (ii) inventories, (iii) investments, (iv) property, plant and equipment, (v) intangible assets, (vi) business combinations and goodwill, (vii) equity method investments, (viii) leases, (ix) revenue recognition, (x) complex financial instruments. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions, or estimates. We believe that the estimates, judgments, and assumptions made were reasonable, based on information available at the time they were made. Actual results could differ materially from these estimates.

Share-based compensation

We estimate the fair value of equity classified stock options on the date of grant using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options are outlined in Note 15. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.

As Clever Leaves shares were not publicly traded at the time of grant, it engaged independent third-party valuation specialists to assist with determining the estimated fair value of Clever Leaves’ common shares at each grant date under a multi-stage process, which involved calculating the enterprise and equity value of Clever Leaves. The enterprise value was initially calculated using the discounted cash flows method under the income approach and the prior sales of company stock method under the market approach, weighted based on Clever Leaves’ current stage of development, its financial projections and the timing of the prior sales of a company’s securities.

The discounted cash flows method under the income approach adds the present value of projected cash flows generated by operations of the company and the present value of the residual or terminal value of the company. The present values of the cash flows and the terminal value are calculated using discount rates that reflect the time value of money and the risk of the company and the projected cash flows. The greater the perceived risk associated with the forecasted cash flows, the higher the discount rate applied to them, and the lower their present value. The prior sales of company stock method under the market approach uses prices of actual transactions in a company’s own securities to infer the value of the security being valued. There may be adjustments needed to deal with differences in the securities (e.g. preferred share instead of common share), standard value (e.g. control vs. non-control or marketable vs. non-marketable), and the passage of time.

The enterprise value was then adjusted for the Clever Leaves’ cash and debt as of the valuation date and the resulting equity value was allocated using the option pricing method. The value per common share was then reduced by a discount for lack of marketability to put it on a minority, non-marketable basis.

The Black-Scholes implementation of the option pricing method treats the rights of holders of various classes of securities (preferred shares, common shares, warrants, and options) as call options on any value of Clever Leaves above a series of break points. The values of the break points were calculated by reviewing:
•The liquidation preferences of preferred shares (including seniority of any series of preferred shares);
•The participation rights of preferred shares (including any caps on such participation); and
•The strike prices of warrants and options.

A Black-Scholes model requires a series of variables, including the:
•Value of company equity;
•Volatility;
•Time to liquidity event; and
•Risk-free rate.

Uncertain economic conditions, fiscal policy and other factors beyond our control could have an adverse effect on the capital markets, which would affect the discount rate assumptions, terminal value estimates, and transaction premiums. Such uncertain economic conditions could also have an adverse effect on the fundamentals of our business and results of operations, which would affect our internal forecasts about future performance and terminal value estimates. Furthermore, such uncertain economic conditions could have a negative impact on the industry in general. In addition, the risk factors that we have identified in this Form 10-K and will identify from time to time in our reports could have an adverse effect on our internal forecasts about future performance, terminal value estimates and transaction premiums. There can be no assurance that our estimates and assumptions made for the purpose of estimating grant date fair value of stock options will prove to be accurate predictions of the future.

In March 2020, Clever Leaves closed a round of class D Convertible Preferred Shares (Class D). Clever Leaves sold 1,308,740 shares of Class D to several investors, for a total of $14,400. While prior sales of a company’s securities can be considered in establishing the current value of a company, the circumstances surrounding such a sale must be considered. In this case, these circumstances included:
•The transaction involved other considerations, specifically a financing for Clever Leaves;
•The transaction involved new investors in Clever Leaves; and
•The transaction occurred just prior to the valuation date.

The Class D transaction did not involve common shares, but instead involved preferred shares. In addition, in light of the substantial economic and legal advantages for Class D shareholders, common shares of Clever Leaves were viewed to be worth less than shares of Class D. The Class D shares have liquidation preferences, the power to block financings or sales, and the ability to withhold approval of any new series or shares of capital stock that have any rights that are senior or pari passu to Class D. Common shares do not have these advantages and the value of Class D does not reflect the value of the Clever Leaves’ common share.

However, subject to the valuation date, the economic differences between common shares and Class D shares noted above may be accounted for in the calculation of the indicated equity value. The Class D transaction was considered an arm’s-length transaction and that the price derived from this transaction can be relied upon in calculating the fair value of Clever Leaves’ common share at a valuation date close to the occurrence of the transaction. However, the transaction involving another class of stock (Class D) occurred more than six months prior to the valuation date, and was determined to have included other considerations involved in the investment decision (such as financing reasons, etc.), all of which suggest that the price derived from this transaction cannot be relied upon in determining the fair value of common shares as of the valuation date. As such, the discounted cash flows method under the income approach is used in calculating the fair value of Clever Leaves’ common shares.

Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
Our consolidated financial statements are expressed in US dollars, but we have cash, accounts payable and financial instruments denominated in currencies other than U.S. dollars, including the Canadian dollar, Colombian peso and Euro as our core cultivation, harvest, and distribution operations are conducted in subsidiary locations. As a result, we are exposed to fluctuations in foreign currency exchange rates. Revenue and expenses of all foreign operations are translated into U.S. dollars at the foreign currency exchange rates that approximate the rates in effect at the dates when such items are recognized. Appreciating foreign currencies relative to the U.S. dollar will adversely impact operating income and net earnings, while depreciating foreign currencies relative to the U.S. dollar will have a positive impact.
A 10% change in the exchange rates for the foreign currencies would affect the carrying value of net assets by approximately $230 as of December 31, 2020, with a corresponding impact to foreign exchange loss. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Liquidity Risk
Clever Leaves monitors its cash balances and cash flows generated from operations to ensure there is sufficient liquidity to meet its financial obligations as they come due. Liquidity management is comprised of regular analysis, monitoring, and review of forecasted and actual cash flows, and managing operational and capital funding requirements on a planned and projected basis. As of December 31, 2020, Clever Leaves’ financial liabilities mainly comprise accounts payables, short-term liability, and other current liabilities which would be paid within 12 months, as well as the 2022 Convertible Notes, the Herbal Brands Loan and other loans and borrowings. For more information on our liquidity requirements see “— Liquidity and Capital Resources” above.
Interest Rate Risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of income and expense recorded on our cash equivalents, 2022 Convertible Notes, Herbal Brands Loan, other loans and borrowings and the market value of all interest-earning assets, other than those which possess a short term to maturity. A 1% change in the interest rate in effect on December 31, 2020 would not have a material effect on (i) fair value of our cash equivalents as the majority of the portfolio have a maturity date of three-months or less, or (ii) interest income as interest income is not a significant component of Clever Leaves’ earnings and cash flow. In addition, the 2022 Convertible Notes bear interest at a fixed rate of 8% and are not publicly traded. Therefore, fair value of the 2022 Convertible Notes and interest expense is not materially affected by changes in the market interest rates. We do not enter into derivative financial instruments, including interest rate swaps, for hedging or speculative purposes.
Commodity Price Risk
Clever Leaves’ costs are directly impacted by fluctuations in the price of commodities, particularly in the raw materials used in the production of cannabis. To manage this exposure, Clever Leaves uses purchase commitments for some of the key commodity needs in the normal course of its business and manages selling prices to its customers to offset the effects of significant commodity price changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Tel: 604 688 5421                BDO Canada LLP
Fax: 604 688 5132                Suite 1100
www.bdo.ca                1055 West Georgia Street
Vancouver BC V6E 3P3 Canada

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Clever Leaves Holdings Inc.
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Clever Leaves Holdings Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO Canada LLP

Chartered Professional Accountants

We have served as the Company's auditor since 2018.

Vancouver, Canada
March 30, 2021

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

CLEVER LEAVES HOLDINGS INC.
Consolidated Financial Statements
For the year ended December 31, 2020 and 2019

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Financial Position
(Amounts in thousands of U.S. Dollars, except share and per share data)

	Note	December 31, 2020	December 31, 2019
Assets
Current:
Cash and cash equivalents		$79,107	$12,044
Restricted cash		353	1,154
Accounts receivable, net		1,676	526
Prepaids, advances and other	6	3,174	3,284
Other receivables		1,306	1,076
Inventories, net	5	10,190	5,416
Total current assets		95,806	23,500

Investment – Lift & Co	7,16	—	376
Investment – Cansativa	7,16	1,553	1,701
Property, plant and equipment, net of accumulated depreciation of $3,356 and $997 for the year ended December 31, 2020 and 2019, respectively	11	25,680	24,374
Intangible assets, net	9,10	24,279	25,510
Goodwill	9,10	18,508	20,190
Other non-current assets		52	66
Total Assets		$165,878	$95,717

Liabilities
Current:
Accounts payable		$4,429	$3,373
Accrued expenses and other current liabilities		4,865	2,723
Deferred revenue		870	—
Total current liabilities		10,164	6,096
Convertible notes	12	27,142	26,566
Loans and borrowings	8,12	6,701	7,162
Deferred revenue		1,167	—
Deferred tax liabilities	18	5,700	5,700
Other long-term liabilities		693	—
Total Liabilities		$51,567	$45,524

Contingencies and commitments	20

Shareholders’ equity
Common shares, without par value, unlimited shares authorized: 24,883,024 and 8,304,030 shares issued and outstanding as of December 31, 2020 and 2019, respectively	13	—	—
Preferred shares, without par value, unlimited shares authorized, nil shares issued and outstanding for each of December 31, 2020 and 2019	13	—	—
Additional paid-in capital		194,105	77,431
Accumulated deficit		(79,794)	(31,933)
Total equity attributable to shareholders		$114,311	$45,498
Non-controlling interest	8	—	4,695
Total shareholders' equity		114,311	50,193
Total liabilities and shareholders' equity		$165,878	$95,717

See accompanying notes to the consolidated financial statements

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands of U.S. Dollars, except share and per share data)

		For the year ended
	Note	December 31, 2020	December 31, 2019
Revenue	3,17	$12,117	$7,834
Cost of sales		(4,704)	(4,732)
Gross profit		7,413	3,102

Expenses
General and administrative	14	29,828	34,979
Sales and marketing		2,577	3,183
Goodwill impairment	10	1,682	—
Depreciation and amortization	9,11	1,854	1,480
Total expenses		35,941	39,642

Loss from operations		(28,528)	(36,540)

Other Expense (Income), Net
Interest expense, net		4,455	2,684
Loss on investments	7	464	756
Loss on debt extinguishment	12	2,360	3,374
Loss on fair value of derivative instrument	7,12	657	421
Foreign exchange loss		491	1,575
Other (income) expenses, net		(284)	534
Total other expense, net		8,143	9,344

Loss before income taxes		(36,671)	(45,884)

Incomes taxes	18	—	—
Equity investment share of loss	7	4	96
Net loss		$(36,675)	$(45,980)
Net loss attributable to non-controlling interest		—	(6,450)

Net loss attributable to Clever Leaves Holdings Inc. common shareholders	19	$(36,675)	$(39,530)
Net loss per share attributable to Clever Leaves Holdings Inc. common shareholders - basic and diluted	19	$(4.34)	$(5.06)
Weighted-average common shares outstanding - basic and diluted	19	10,815,580	7,814,796

See accompanying notes to the consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands of U.S. Dollars, except share and per share data)

		Common Shares		Preferred Shares		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Deficit Other Comprehensive Income	Attributable to Non- controlling Interest	Total Shareholders’ Equity
		Shares	$	Shares	$
Balance at December 31, 2018 (as previously reported)		19,221,609	$2	—	$—	$22,117	$6,407	$1,191	$12,896	$42,613
Retroactive application of recapitalization	13	(12,901,544)	(2)	—	—	2	—	—	—	—
Balance at December 31, 2018 (effect of recapitalization)		6,320,065	$—	—	$—	$22,119	$6,407	$1,191	$12,896	$42,613
Conversion of Series C convertible debentures		837,345	—	—	—	22,364	—	—	—	22,364
Class C preferred stock issuance		1,131,824	—	—	—	28,824	—	—	—	28,824
Stock-based compensation expenses		—	—	—	—	1,522	—	—	—	1,522
Stock option exercises		14,796	—	—	—	132	—	—	—	132
Investment in subsidiaries		—	—	—	—	1,752	—	—	(1,752)	—
Issuance of Rock Cliff Capital warrants		—	—	—	—	717	—	—	—	717
Other comprehensive income		—	—	—	—	—	1,191	(1,191)	—	—
Net loss		—	—	—	—	—	(39,530)	—	(6,450)	(45,980)
Balance at December 31, 2019		8,304,030	$—	—	$—	$77,431	$(31,933)	$—	$4,695	$50,193

Certain amounts may not add due to rounding.

See accompanying notes to the consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Shareholders’ Equity (cont.)
(Amounts in thousands of U.S. Dollars, except share and per share data)

		Common Share		Preferred Shares		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Deficit Other Comprehensive Income	Attributable to Non- controlling Interest	Total Shareholders’ Equity
		Shares	$	Shares	$
Balance at December 31, 2019 (as previously reported)		19,266,609	$2	5,988,957	$1	$77,428	$(31,933)	$—	$4,695	$50,193
Retroactive application of recapitalization	13	(10,962,579)	(2)	(5,988,957)	(1)	3	—	—	—	—
Balance at December 31, 2019 (effect of recapitalization)		8,304,030	$—	—	$—	$77,431	$(31,933)	$—	$4,695	$50,193
Stock issuances, Class D preferred shares	13	2,574,374	—	—	—	18,087	—	—	—	18,087
Stock-based compensation expense	15	—	—	—	—	1,652	—	—	—	1,652
Purchase and cancellation of stock, Class C preferred shares	12	(233,788)	—	—	—	(6,250)	—	—	—	(6,250)
Stock option exercise		88,707	—	—	—	20	—	—	—	20
Issuance of common shares upon vesting of RSUs		2,989	—	—	—	—	—	—	—	—
Net loss		—	—	—	—	—	(36,675)	—	—	(36,675)
Share exchange	12	717,085	—	—	—	—	—	—	—	—
Conversion of Convertible Debentures	12	984,567	—	—	—	9,850	—	—	—	9,850
Common shares issued for exercise of warrants	12	300,000	—	—	—	3	—	—	—	3
Conversion of the redeemable non-controlling interest	8, 13	1,562,339	—	—	—	4,695	—	—	(4,695)	—
Business combination and PIPE financing	8, 13	10,582,721	—	—	—	77,635	—	—	—	77,635
Accretion of Class D preferred shares to liquidation preference on automatic conversion	13	—	—	—	—	10,219	(10,219)	—	—	—
Reclassifications and other		—	—	—	—	763	(967)	—	—	(204)
Balance at December 31, 2020		24,883,024	$—	—	$—	$194,105	$(79,794)	$—	$—	$114,311

See accompanying notes to the consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Cash Flows
(Amounts in thousands of U.S. Dollars)

		For the year ended
		December 31, 2020	December 31, 2019
Operating Activities			As Adjusted (a)
Net loss		$(36,675)	$(45,980)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	9,11	3,590	1,480
Deferred tax	18	—	—
Foreign exchange loss		491	$1,521
Share-based compensation expense	15	1,652	1,522
Goodwill impairment	10	1,682	—
Non-cash interest expense, net		3,852	552
Loss on investment	7	319	756
Loss on equity method investment, net	7	148	96
Loss on debt extinguishment	12	2,360	3,374
Loss on derivative instruments	7,12	657	421
Changes in operating assets and liabilities:
Increase in accounts receivable		(1,150)	(526)
Increase in prepaid expenses	6	118	(2,809)
(Increase) decrease in other receivable		(230)	19
Increase in inventory	5	(4,774)	(1,265)
Increase in accounts payable and other current liabilities		3,198	1,674
Increase in deferred revenue and other items		2,801	2,113
Net cash used in operating activities		$(21,961)	$(37,052)

Investing Activities
Business acquisition, net of cash acquired	8	—	(13,429)
Investment in Cansativa	7	—	(1,797)
Purchase of property, plant and equipment	11	(3,665)	(18,675)
Net cash used in investing activities		$(3,665)	$(33,901)

Financing Activities
Proceeds from issuance of shares, net of issuance costs	13	18,021	28,574
Proceeds from issuance of long term debt, net of issuance costs	12	9,737	34,750
Other borrowings		992	—
Purchase and cancellation of shares	13	(6,250)	—
Repayment of debt		(4,191)	(622)
Business Combination and PIPE financing, net of costs paid	8,13	73,509	—
Stock option exercise	15	20	132
Net cash provided by financing activities		$91,838	$62,834
Effect of exchange rate changes on cash, cash equivalents & restricted cash		50	54
Decrease in cash, cash equivalents & restricted cash (b)		$66,262	$(8,065)
Cash, cash equivalents & restricted cash, beginning of period (b)		13,198	21,263
Cash, cash equivalents & restricted cash end of period (b)		$79,460	$13,198

Supplemental schedule of cash flow information:
Cash paid for interest		$603	$2,132
Cash paid for income taxes, net of refunds		$—	$—
Supplemental disclosures for non-cash activity:
Non-cash exchange of redeemable non-controlling interest	8	$4,695	—
Conversion of Convertible Debentures	12	$9,850	—
Non-cash paid-in-kind interest	8	$2,881	—
(a) See Note 3. for information on the reclassification adjustment of December 31, 2019.
(b) These amounts include restricted cash of $353 and $1,154 as of December 31, 2020 and December 31, 2019, respectively. The December 31, 2020 restricted cash is comprised primarily of cash on deposit for certain lease arrangements. December 31, 2019 balance represents cash on deposit for payments related to the Herbal Brands acquisition, and cash on deposit for certain lease arrangements.

See accompanying notes to the consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

1. CORPORATE INFORMATION

Clever Leaves Holdings Inc., (the “Company”) is a multi-national New York-based holding company focused on cannabinoids. In addition to the cannabinoid business, we are also engaged in the non-cannabinoid business of homeopathic and other natural remedies, wellness products, and nutraceuticals. The Company is incorporated under the Business Corporations Act of British Columbia, Canada.

The mailing address of our principal executive office is 489 Fifth Avenue, 27th Floor, New York, NY 10017.

Business Combination

On December 18, 2020 (the "Closing Date"), Clever Leaves International Inc., a corporation organized under the laws of British Columbia, Canada (“Clever Leaves”), and SAMA consummated the previously announced Business Combination contemplated by the Amended and Restated Business Combination Agreement, dated as of November 9, 2020 (the “Business Combination Agreement”), by and among SAMA, Clever Leaves, Clever Leaves Holdings Inc., a corporation organized under the laws of British Columbia, Canada (“Holdco” or the “Company”), and Novel Merger Sub Inc., a Delaware corporation (“Merger Sub”). Pursuant to the Business Combination Agreement, SAMA agreed to combine with Clever Leaves in the Business Combination that resulted in both Clever Leaves and SAMA becoming wholly-owned subsidiaries of Holdco.

Clever Leaves was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification ("ASC") 805. This determination was primarily based on Clever Leaves’ stockholders prior to the Business Combination having a majority of the voting interests in the combined company, Clever Leaves’ operations comprising the ongoing operations of the combined company, Clever Leaves’ board of directors comprising a majority of the board of directors of the combined company, and Clever Leaves’ senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Clever Leaves’ issuing stock for the net assets of SAMA, accompanied by a recapitalization. The net assets of SAMA are stated at historical cost, with no goodwill or other intangible assets recorded.

While Holdco was the legal acquirer in the Business Combination, because Clever Leaves was deemed the accounting acquirer, the historical financial statements of Clever Leaves became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Clever Leaves prior to the Business Combination; (ii) the combined results of the Company and Clever Leaves following the closing of the Business Combination; (iii) the assets and liabilities of Clever Leaves’ at their historical cost; and (iv) the Company’s equity structure before and after the Business Combination.

In accordance with applicable guidance, the equity structure has been restated in all comparative periods to reflect the number of shares of the Company's common shares, issued to Clever Leaves’ shareholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Clever Leaves’ convertible preferred shares and Clever Leaves’ common shares prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of 0.3288 shares (the "Exchange Rate") established in the Business Combination Agreement. Activity within the statement of shareholders' equity for the issuances and repurchases of Clever Leaves’ convertible preferred shares were also retroactively converted to Clever Leaves’ common shares. See Note 13. for more information.

2. BASIS OF PRESENTATION
The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.
Going Concern
These consolidated financial statements have been prepared in accordance with U.S. GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of December 31, 2020, as well as operating losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time that it can generate significant revenues from the sale of its available inventories.

The Company’s management believes that the Company’s current cash position, following the consummation of the Business Combination, and management’s plans to continue similar operations with increased marketing, which the Company believes will result in increased revenue and an improvement in net income, will satisfy the Company's estimated liquidity needs during the twelve months from the issuance of the consolidated financial statements. At the time of issuance of these consolidated financial statements, the previously reported going concern has been alleviated based on the reasons above, and management does not have substantial doubt of the Company’s ability to continue as a going concern.
Impact of COVID-19 Pandemic

The Company expects its operations to continue to be affected by the recent and ongoing outbreak of the 2019 coronavirus disease (“COVID-19”), which was declared a pandemic by the WHO in March 2020. The spread of COVID-19 has severely impacted many economies around the globe. In many countries, including those where the Company operates, businesses are being forced to cease or limit operations for long or indefinite periods of time. Measures taken to contain the spread of the virus, including travel bans, quarantines, social distancing, and closures of non-essential services have triggered significant disruptions to businesses worldwide, resulting in an economic slowdown. Global stock markets have also experienced increased volatility and, in certain cases, significant declines.

Governments and central banks have responded with monetary and fiscal interventions to stabilize economic conditions and the Company has taken steps to obtain financial assistance made available from jurisdictional governments, however the Company expects its 2021 financial performance to continue to be impacted and result in a delay of certain of its go-to-market initiatives.

The duration and impact of the COVID-19 pandemic, as well as the effectiveness of government and central bank responses, remains unclear. It is not possible to reliably estimate the duration and severity of these consequences, nor their impact on the financial position and results of the Company for future periods.

We continue to monitor closely the impact of COVID-19, with a focus on the health and safety of our employees, and business continuity. We have implemented various measures to reduce the spread of the virus including requiring that our non-production employees work from home, restricting visitors to production locations, screening employees with infrared temperature readings and requiring them to complete health questionnaires on a daily basis before they enter facilities, implementing social distancing measures at our production locations, enhancing facility cleaning protocols, and encouraging employees to adhere to preventative measures recommended by the WHO. Our global operational sites have been reduced to business-critical personnel only and physical distancing measures are in effect. In addition, since our non-production workforce can effectively work remotely using various technology tools, we are able to maintain our full operations. Although our operational sites remain open, mandatory or voluntary self-quarantines may further limit the staffing of our facilities.

As a result of the COVID-19 pandemic, there have been disruptions in supply chains, including the impact on international flights and air-cargo restrictions that has limited the shipping of our products from Colombia to other countries. Since July 10, 2020, international flights from Colombia have resumed on a limited basis and with certain restrictions. In addition, there have been disruptions to our planned expansion of certain product line and production processes. The COVID-19 pandemic has also affected the completion of licensing in Portugal due to INFARMED’s impaired ability to conduct physical inspections of our facilities.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The following table provides a summary of the Company’s subsidiaries and respective ownership percentage at December 31, 2020:

Subsidiaries	Jurisdiction of incorporation	Ownership
Clever Leaves US, Inc.	Delaware, United States	100%
NS US Holdings, Inc.	Delaware, United States	100%
Herbal Brands, Inc.	Delaware, United States	100%
1255096 B.C. Ltd. ("Newco")	British Columbia, Canada	100%
Northern Swan International, Inc. (“NSI”)	British Columbia, Canada	100%
Northern Swan Management, Inc.	British Columbia, Canada	100%
Northern Swan Deutschland Holdings, Inc.	British Columbia, Canada	100%
Northern Swan Portugal Holdings, Inc.	British Columbia, Canada	100%
Clever Leaves Portugal Unipessoal LDA	Portugal	100%
Clever Leaves II Portugal Cultivation SA	Portugal	100%
Northern Swan Europe, Inc.	British Columbia, Canada	100%
Nordschwan Holdings, Inc.	British Columbia, Canada	100%
Clever Leaves Germany GmbH	Frankfurt, Germany	100%
NS Herbal Brands International, Inc.	British Columbia, Canada	100%
Herbal Brands, Ltd.	London, United Kingdom	100%
Clever Leaves International, Inc.	British Columbia, Canada	100%
Eagle Canada Holdings, Inc. (“Eagle Canada”)	British Columbia, Canada	100%
Ecomedics S.A.S. (“Ecomedics”)	Bogota, Colombia	100%
Clever Leaves UK Limited	London, United Kingdom	100%

The financial statements of the subsidiaries are prepared for the same reporting period as the parent company. All intra-group balances, transactions, unrealized gains and losses resulting from intra-group transactions have been eliminated.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table provides a summary of the Clever Leaves’ subsidiaries and respective ownership percentage at December 31, 2019:

Subsidiaries	Jurisdiction of incorporation	Ownership
NS US Holdings, Inc.	Delaware, United States	100%
Herbal Brands, Inc.	Delaware, United States	100%
Northern Swan International, Inc.	British Columbia, Canada	100%
Northern Swan Management, Inc.	British Columbia, Canada	100%
Northern Swan Deutschland Holdings, Inc.	British Columbia, Canada	100%
Northern Swan Portugal Holdings, Inc.	British Columbia, Canada	100%
Clever Leaves Portugal Unipessoal LDA	Portugal	100%
Clever Leaves II Portugal Cultivation SA	Portugal	100%
Northern Swan Europe, Inc.	British Columbia, Canada	100%
Nordschwan Holdings, Inc.	British Columbia, Canada	100%
Clever Leaves Germany GmbH (formerly Northern Swan Holdings GmbH)	Frankfurt, Germany	100%
NS Herbal Brands International, Inc.	British Columbia, Canada	100%
Herbal Brands, Ltd.	London, United Kingdom	100%
Eagle Canada Holdings, Inc.	British Columbia, Canada	70%
Ecomedics S.A.S.	Bogota, Colombia	70%
Clever Leaves UK Limited	London, United Kingdom	70%

3. SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes in the reported period. While the significant estimates made by management in the preparation of the consolidated financial statements are reasonable, prudent, and evaluated on an ongoing basis, actual results may differ materially from those estimates. The information below outlines several accounting policies applied by the Company in preparing its consolidated financial statements that involve complex situations and judgment in the development of significant estimates and assumptions.
Consolidation
The determination of whether or not to consolidate entities under U.S. GAAP requires significant judgment.
Subsidiaries are consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The Company treats transactions with non-controlling interests that do not result in a loss of control as transactions with equity owners of the Company. A change in ownership interest results in an adjustment between the carrying amounts of the controlling and non-controlling interests to reflect their relative interests in the subsidiary. Any difference between the amount of the adjustment to non-controlling interests and any consideration paid or received is recognized in equity and attributable to the controlling interest.
In regards to the Company’s interests in entities that do not meet the requirements for consolidation, refer to Investments discussion later in this footnote.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Correction of Statement of Cash Flows Classification
Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2019, the Company discovered an error in the statement of cash flows presentation of inventories acquired as part of the Herbal Bands acquisition (Note 8.), which were netted with the net cash paid for the acquisition within investing activities on the statement of cash flows. As a result, net cash used in operating activities was overstated and net cash used in investing activities was understated by approximately $3,800. The statement of cash flows for the year ended December 31, 2019 has been restated to correct for this classification error. This error had no effect on the Company’s consolidated statements of financial position or consolidated statements of operations or the consolidated statements of shareholders' equity. In addition, net cash provided by financing activities and total cash flows, were not affected.
Foreign Currencies
The functional currency of the Company, and for each subsidiary, is the currency of the primary economic environment in which it operates. All figures presented in the consolidated financial statements are reflected in U.S. dollars, which is the functional currency of the Company and all of its subsidiaries.
Once the Company determines the functional currency of a subsidiary, it is consistently used unless there are significant and clear indications that the functional currency has changed in economic facts and circumstances. Previously issued financial statements are not restated for any change in the functional currency.
Any transactions not denominated in the Company’s functional currency are considered foreign currency transactions, and exchange differences arising from translation are recognized in profit or loss.
Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash balances at financial institutions and highly liquid short-term investments with original maturities of three months or less that are readily convertible into known amounts of cash. Cash and cash equivalents are primarily held in United States dollars, Canadian dollars, Euros, and Colombian pesos.
Restricted Cash
Restricted cash is comprised of cash on deposit for payments related to the Herbal Brands Inc. acquisition and cash on deposit for certain of the Company's lease arrangements.
Accounts Receivable
Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at period end.
Concentrations of Credit Risk
Three of the Company’s customers accounted for an aggregate of approximately 74% of the Company’s outstanding trade receivable at December 31, 2020.
Prepaid Expenses and Deposits
Prepaid expenses, deposits, and advances primarily represent amounts previously paid to vendors for security deposits and supplies, leased premises, facility construction and expansion projects not yet delivered.
Other Receivables
Other receivables arise from transactions other than credit sales. Other receivables primarily relate to recoverable sales and other value added tax.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Inventories
Inventories consist of raw materials, work-in-progress, and finished goods, and are valued at the lower of cost and net realizable value. Cost is determined using the weighted average cost method. Net realizable value is equal to the estimated selling price in the ordinary course of business, less estimated costs of sale or completion. Cost of inventories include all direct expenditures to get the inventory ready for sale, attributable overhead, and are determined as follows:
Raw materials
•Purchase costs on a weighted average cost basis.
•Consist of soil, fertilizers, seeds, and other supplies and consumables used in the cultivation and processing of cannabis. In addition, flavorings, sugars, vitamins, additives, and components used to manufacture finished goods including bottles, packaging, and shrink wrap are used in the production of the Company’s nutraceutical products.
Work-in-progress
•Costs of direct raw materials, labor, and attributable overhead incurred to cultivate cannabis plants, and process and develop cannabis derivatives, manufacture, handle and shipment of finished goods.
•Consist of cannabis buds currently in the propagation, vegetation, or flowering stages (i.e. cultivated cannabis), and any harvested dry cannabis to be used in the production of cannabis derivatives (i.e. harvested cannabis and extracts).
Finished goods
•Costs of direct raw materials, labor, and attributable overhead incurred based on normal operating capacity to complete finished goods.
•Consist of completed cannabis derivatives, such as cannabis oils and capsules (i.e. cannabis extracts); health and wellness supplements such as liquid and solid dose personal cleansing products, dietary supplements, and personal health care items.
The Company writes down inventory for any obsolescence during the period or when the net realizable value of inventory is less than the carrying value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. Any inventory write downs to net realizable value are not reversed for subsequent recoveries in value, except in cases of changes in exchange rates.
Investments
The Company determines the appropriate classification of its equity investments at the date of purchase and reevaluates the classification at the statement of financial position date. The Company measures equity instruments at fair value and recognizes any changes in fair value in its consolidated statement of operations. The Company measures equity investments without a readily determinable fair value that do not qualify for the net asset value practical expedient under Topic 820 at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
In regards to the Company’s interests in entities that do not meet the requirements for consolidation, the Company uses either the cost method of accounting whereby it records the investments at historical cost (as a policy choice in accordance with ASC 321 measurement alternative) or the equity method of accounting whereby it records its share of the underlying income or loss of these entities, as well as adjustments for basis differences. The evaluation of whether the Company exerts control or significant influence over the financial and operational policies of an entity requires judgment based on the facts and circumstances surrounding each individual entity.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Fair Value of Financial Instruments
The Company’s financial instruments are measured and reported at fair value, which is the price receivable upon sale of an asset or payable upon transfer of a liability in the principal or most advantageous market for the asset or liability, conducted in an orderly transaction between market participants at the measurement date. Carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable (trade and accrued liabilities) approximate their fair value, as the time between initiation and the eventual realization of their value is relatively short-term in nature. Estimates of the fair value of an asset or liability consider the unique characteristics of the asset or liability, and consider inputs such as liquidity risk, foreign exchange risk, and volatility.
The fair value hierarchy is based on the lowest level input that is significant to the fair value measurement as a whole:
•Level 1 — Based on quoted (unadjusted) market prices in active markets using observable inputs, for identical assets or liabilities;
•Level 2 — Based on inputs other than quoted prices in active markets, that is significant to the fair value measurement is directly or indirectly observable;
•Level 3 — Based on unobservable inputs, where little to no market data exists, that is significant to the fair value measurement is unobservable and thus require more assumptions by the Company
For assets and liabilities recognized at fair value on a recurring basis, the Company reassesses categorization to determine whether changes have occurred between the hierarchy levels at the end of each reporting period.

Property, Plant and Equipment, Net
Property, plant and equipment, net is recorded at cost, net of accumulated depreciation and any accumulated impairment losses, if applicable. Attributed costs include the original cost of the item, any direct materials and labor to bring the asset into working condition, borrowing costs, and costs of replacing parts if the recognition criteria are met. All other repair and maintenance costs are recognized in the consolidated statement of operations as incurred.
Depreciation begins when the asset becomes available for use and is calculated on a straight-line basis over the estimated useful lives of the assets, as follows:

Estimated Useful Life (In Years)

Land	N/A – indefinite
Buildings & warehouse	2 – 40 years
Leasehold improvements	Shorter of lease term or useful life
Furniture and appliances	5 years
Agricultural equipment	2 – 10 years
Computer equipment & telecommunications networks	3 years
Transport equipment	5 years
Laboratory equipment	3 – 20 years

The Company reviews the depreciation method, residual values, and useful lives of property, plant and equipment at least annually and adjusts prospectively, if appropriate.

The carrying amount of an asset and any significant part is derecognized on disposal of the asset, or when no future economic benefits are expected from its continued use. Any gain or loss arising on derecognition of the asset (equal to the difference between the net disposal proceeds and the carrying amount) is included in the consolidated statement of operations in the period of derecognition.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. There were no impairment charges to long-lived assets during the year ended December 31, 2020 and 2019.
Borrowing costs, which consist of interest and other costs incurred by the Company in connection with the borrowing of funds, are capitalized as part of the cost of a qualifying asset if it is directly attributable to the acquisition, construction or production of the respective asset. All other borrowing costs are expensed in the period in which they are incurred.
Intangible Assets
Intangible assets include the licenses acquired as part of the acquisition of Herbal Brands and Clever Leaves through business combinations (Note 9.), as well as trade name, customer relationships, contracts and customer lists. Intangible assets acquired in a business combination are initially recognized as cost at their fair value based on the present value of expected future cash flows as at the date of acquisition. After initial measurement, intangible assets are carried at cost less accumulated amortization and any accumulated impairment losses. Costs of internally developed intangible assets are not capitalized, and related expenditures are recognized in profit or loss as incurred.
Intangible assets are assessed to determine whether they have finite or indefinite useful lives, and the carrying values and remaining estimated useful lives are subject to impairment testing to determine if events or circumstances warrant a revision.
Intangible Assets with Finite Useful Lives
Intangible assets with finite lives are amortized over their respective useful economic lives and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The Company reviews the amortization period and the amortization method for an intangible asset with a finite useful life on an annual basis. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset is accounted for by changing the amortization period or method, as appropriate, and are treated as changes in accounting estimates to be applied prospectively. The amortization expense on intangible assets with finite lives is recognized in profit or loss. The finite lived intangible assets acquired in the Herbal Brands acquisition and the related estimated useful lives at time of acquisition were as follows:

Remaining Useful Life at the Acquisition Date (In Years)
Finite-lived intangible assets:
Customer contracts	8.7
Customer relationships	4 - 7
Customer list	5
Brand	10
Amortization of finite lived intangibles is calculated on a straight–line basis over the estimated useful lives of the assets.
Intangible Assets with Indefinite Useful Lives
Intangible assets with indefinite useful lives are not amortized but are subject to impairment testing at least annually. The assessment of indefinite life is reviewed on an annual basis to determine whether the indefinite life is still appropriate. If not, the change in useful life from indefinite to finite is made on a prospective basis as a change in accounting estimate.
Intangible assets are not revalued subsequently. Intangible assets are subject to impairment testing at least annually and such test considers the estimated future cash flows expected to result from use of the intangible asset or asset group, and eventual disposal. An indefinite-life intangible asset is considered impaired if its fair value is less than its carrying amount.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Business Combinations and Goodwill
The Company accounts for an acquisition of a business using the acquisition method. When control of another entity is obtained, the Company measures the underlying transaction at fair value, and establishes the basis on which the assets, liabilities, and non-controlling interests of the acquired entity at the date of acquisition.
To be considered a business combination, the acquired entity must meet the definition of a business under Topic 805, which states that a business must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs as a result of revenue-generating activities. If substantially all of the fair value of the gross assets acquired (which excludes cash and cash equivalents, deferred tax assets and any goodwill created from recognition of deferred tax liabilities) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business and does not require further evaluation.
The consideration transferred to the acquirer is measured at fair value at the date of acquisition, and includes assets transferred and liabilities assumed by the Company upon acquisition. The identifiable assets and liabilities that are exchanged as part of the business combination, and which meet the definition of assets and liabilities, are recognized separately from goodwill at the date of acquisition and measured on the acquisition date at their fair values. The non-controlling interest in the acquiree is initially measured at fair value, including goodwill, at the date of acquisition. Any contingent consideration transferred is initially recognized at fair value and is remeasured at fair value each period until settled, with any identified changes in fair value to be recognized in profit or loss.
Goodwill is initially measured as a residual, recognized as an asset and represents the excess of the aggregate of consideration transferred in the business combination, the amount of any non-controlling interest in the acquire, and the fair value of any previously held equity interest in the acquirer at the acquisition date, over the net of the identifiable assets acquired and liabilities assumed. In cases where the acquisition occurred as a bargain purchase, the residual deficit would be recognized in profit or loss after reassessing the values used in the acquisition accounting. If the fair value of the net assets acquired is in excess of the aggregate consideration transferred, the gain is recognized in profit or loss.
After initial recognition, goodwill is not subject to amortization but rather is tested for impairment at least annually, or when an event or change in circumstance indicates that the carrying value of the asset may not be recoverable. See Note 10. for the Company's goodwill information.
Equity Method Investments
Investments are assessed to determine whether they qualify as an investment in an entity that does not represent a controlling financial interest but provides the Company with significant influence in the investee. The Company determines whether the equity investment is an in-substance common stock investment in the entity. This assessment considers subordination, risks and rewards of ownership, and obligation to transfer value in determining whether risks and reward characteristics that are substantially similar to the entity’s common stock. The Company applies judgment in considering various indicators of the ability to exercise significant influence over the investee, such as through ownership of 20% or more of the investee voting stock but not greater than 50%, board representation, and/or participation in the financial, operating, or governance decisions made by the investee.
Investments where the Company has the ability to exercise significant influence in the investee qualify for equity method accounting and are presented separately on the consolidated statements of financial position. The equity method investment is recognized using a cost accumulation model, based on the cost of consideration transferred and related transaction costs.
Leases
The determination of whether an arrangement is, or contains, a lease is based on the substance of the arrangement at inception and considers whether the arrangement is to be fulfilled through the use of a specific asset or assets, or whether the arrangement conveys a right to use the asset. Leases are classified as either operating leases or capital leases at lease inception, and this classification depends on the transfer of risks and rewards of ownership, along with several other criteria such as the transfer of ownership to the lessee, purchase options, or percentage of economic life of leased asset. This lease classification is not revised unless there is a modification to the lease agreement.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
At commencement, capital leases are recorded with a leased asset and a corresponding liability at an amount equal to the lower of the fair value of the leased assets at lease inception and the present value of the minimum lease payments (using the lower of the lessee’s incremental borrowing rate or interest rate implicit in the lease, if known).
Operating leases do not recognize a leased asset or liability in the statement of financial position. Rather, a lessee recognizes the operating expense in the consolidated statement of operations on a straight-line basis over the lease term.
Revenue Recognition
On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). The Company elected to use the practical expedient prescribed by the standard and applied the standard using a portfolio approach to contracts (or performance obligations) with similar characteristics, as the Company reasonably expects that the effects on the financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts (or performance obligations) within that portfolio.
In accordance with the guidance, the Company’s policy is to recognize revenue at an amount that reflects the consideration that the Company expects that it will be entitled to receive in exchange for transferring goods or services to its customers. The Company’s policy is to record revenue when control of the goods transfers to the customer. The Company evaluates the transfer of control through evidence of the customer’s receipt and acceptance, transfer of title, the Company’s right to payment for those products and the customer’s ability to direct the use of those products upon receipt. Typically, the Company’s performance obligations are satisfied at a point in time, and revenue is recognized, either upon shipment or delivery of goods. In instances where control transfers upon customer acceptance, the Company estimates the time period it takes for the customer to take possession and the Company recognizes revenue based on such estimates. The transaction price is typically based on the amount billed to the customer and includes estimated variable consideration where applicable.
In instances when the Company’s products are sold under consignment arrangements, the Company does not recognize revenue until control over such products has transferred to the end consumer.
The Company’s net revenues are comprised of gross revenues from sales of products less expected product returns, trade discounts and customer allowances, which include costs associated with mark-downs and other price reductions. Product returns are not material to Company net sales.
The Company incurs costs associated with product distribution, such as freight and handling costs. The Company has elected to treat these costs as fulfillment activities and recognizes these costs at the same time that it recognizes the underlying product revenue.
See Note 17. for disaggregated revenue data.
The adoption of ASU No. 2014-09 did not have a material impact on the Company’s consolidated financial statements.
Share-Based Compensation
The Company grants share-based awards to employees, directors and consultants of the Company as compensation for services rendered or performance achieved. The Company estimates the fair value of equity classified stock options on the date of grant using the Black-Scholes-Merton option pricing model. The risk-free interest rate is based on the USD risk-free rates in effect at each grant issuance date with a term to maturity matching the expected option terms. The grant date share price is determined based on the underlying value of assets of the respective entity calculated using the income and market approaches. The expected dividend yield is determined based on the fact that the Company has not paid dividends historically. Furthermore, the Company has not announced and is not expecting to pay dividends in the near term. The volatility selected is based on consideration of historical industry company volatilities at the grant dates. The expected stock option term is calculated considering the weighted average mid-point of the vesting and expiry dates, compared to the grant date. For the option grants with vesting dependent on a trigger event, expected option term is calculated using a mid-point between the requisite service period (the longer of the service or performance periods) and the contract term.

The fair value is recognized as compensation expense over the requisite service period for all awards that vest. For performance-based stock options, compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied. Compensation costs for awards that cliff vest and for graded vesting awards based

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
solely on service conditions are recognized on a straight-line basis. Graded vesting based on performance conditions are recognized on a ratable basis over the requisite service period using the accelerated attribution model. For restricted stock, compensation cost is recognized over the original restriction period, which is typically two years after the service inception date. The Company accounts for forfeitures as they occur by reversing any expense recognized for unvested awards.
Reportable Segments
Refer to Note 17. for more information on the Company's operating segments.
Income Taxes
Current income tax assets and liabilities for the period are measured at the amount expected to be recovered from or paid to the taxation authorities and includes foreign income taxes from the Company’s operations that are consolidated, combined, for accounted for under the equity method. The tax rates and tax laws used to compute the amount are those that are enacted at the reporting date in the countries where the Company operates and generates taxable income.
Management periodically evaluates positions taken in the tax returns with respect to situations in which applicable tax regulations are subject to interpretation and establishes provisions where appropriate.
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management makes an assessment of the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.
The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which judgment occurs.
The Company recognizes any interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying Consolidated Statements of Net Loss and Comprehensive Loss.

Net Loss Per Share

The Company applies the two-class method to compute basic and diluted net (loss) income per share attributable to the Company's common shareholders when shares meet the definition of participating securities. The two-class method determines net loss per share for each class of the Company’s common shares and preferred shares according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires (loss) income available to common shareholders of Clever Leaves Holdings Inc. for the period to be allocated between the Company’s common shares and preferred shares based upon their respective rights to share in the earnings as if all (loss) income for the period had been distributed.

Basic net loss per share attributable to Clever Leaves Holdings Inc. shareholders is computed by dividing net loss by the weighted-average number of shares outstanding during the period without consideration of potentially dilutive common shares.

Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue the Company’s common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. For periods in which the Company reports net losses, diluted net loss per common share attributable to Clever Leaves Holdings Inc. common shareholders is the same as basic net loss because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and Form 10-K, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) ("ASU No. 2018-15"), which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. ASU No. 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU No. 2018-15 amends ASC 350 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a cloud computing arrangement that is considered a service contract. The Company adopted ASU No. 2018-15 on January 1, 2020 and the adoption did not have a significant impact on the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810) ("ASU No. 2018-17"), which amends two aspects of the related party guidance in Topic 810. Specifically, ASU No. 2018-17 creates an alternative accounting policy election to not apply VIE guidance to legal entities under common control and requires additional disclosures related to the private company’s involvement in and exposure to entities under this election. Additionally, ASU No. 2018-17 amends the guidance for determining whether payments to decision makers and service providers are variable interests by requiring consideration of indirect interests held through related parties. The Company adopted ASU No. 2018-17 on January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"), which supersedes the leasing guidance in Topic 840, Leases. ASU No. 2016-02 will require lessees to recognize a right-of-use asset and a lease liability for leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. ASU No. 2016-02 will be effective for the Company beginning on January 1, 2022 and is required to be adopted using a modified retrospective approach. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU No. 2016-02 and anticipates recognition of additional assets and corresponding liabilities related to leases on its consolidated statement of financial position.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (“ASU No. 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
improve consistent application. ASU No. 2019-12 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the effect of adopting ASU No. 2019-12.
In January 2020, the FASB issued ASU No. 2020-01, Investments — Equity Securities (Topic 321), Investments — Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU No. 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU No. 2020-01 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the effect of adopting ASU No. 2020-01.
In August 2020, the FASB issued ASU No. 2020-06, Debt - (Topic 815) ("ASU No. 2020-06"), which simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. The amendments in ASU No. 2020-06 are effective for public companies, other than smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the effect of adopting ASU No. 2020-06.

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvement — (Topic 310) ("ASU No. 2020-08"), which clarifies that an entity should reevaluate whether a callable debt security is within the scope of paragraph ASC 310-20-35-33 for each reporting period. The amendments in this ASU No. 2020-08 are effective for public companies, other than smaller reporting companies, for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, including interim periods within fiscal years after December 15, 2022. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the effect of adopting ASU No. 2020-08.

In October 2020, the FASB issued this ASU No. 2020-09, Debt - (Topic 470) ("ASU No. 2020-09"), which clarifies, streamlines, and in some cases eliminates, the disclosures a registrant must provide in lieu of the subsidiary’s audited financial statements. The rules require certain enhanced narrative disclosures, including the terms and conditions of the guarantees and how the legal obligations of the issuer and guarantor, as well as other factors, may affect payments to holders of the debt securities. The amendments in ASU No. 2020-09 are effective January 4, 2021 and earlier compliance is permitted. The Company is currently evaluating the effect of adopting ASU No. 2020-09.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvement — (Topic Various) ("ASU No. 2020-10"), which improves the codification for more consistent disclosures in the financial statements. The amendments in ASU No. 2020-10 are effective for public companies, other than smaller reporting companies, for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the effect of adopting ASU No. 2020-10.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
4. FAIR VALUE MEASUREMENTS
The following table provides the fair value measurement hierarchy of the Company’s assets and liabilities, except for those assets and liabilities that are short term in nature and approximate the fair values, as of the periods presented:

	Level 1	Level 2	Level 3	Total

As of December 31, 2020
Assets:
Investment – Lift & Co	$—	$—	$—	$—
Investment – Cansativa	—	—	1,553	1,553
Total Assets	—	—	1,553	1,553
Liabilities:
Loans and borrowings	—	6,701	—	6,701
Convertible notes	—	27,142	—	27,142
Total Liabilities	$—	$33,843	$—	$33,843

As of December 31, 2019
Assets:
Investment – Lift & Co	$319	$57	$—	$376
Investment – Cansativa	—	—	1,701	1,701
Total Assets	$319	$57	$1,701	$2,077
Liabilities:
Loans and borrowings	$—	$7,162	$—	$7,162
Convertible notes		26,566		$26,566
Total Liabilities	$—	$33,728	$—	$33,728

In September 2020, Lift & Co. ("Lift") filed for bankruptcy protection under Section 49 of the Bankruptcy and Insolvency Act of Canada. In connection with the filing, the Company fully impaired its investment in Lift and as a result, the carrying value of the Company's common stock and warrant ownership was $nil as of December 31, 2020.

During the year ended December 31, 2020 and December 31, 2019, there were no transfers between fair value measurement levels.

5. INVENTORY
Inventories are comprised of the following items as of the periods presented:

	December 31, 2020	December 31, 2019
Raw materials	$1,148	$1,022
Work in progress – cultivated cannabis	1,482	1,205
Work in progress – harvested cannabis and extracts	274	90
Finished goods – cannabis extracts	7,003	2,081
Finished goods – other	283	1,018
Total	$10,190	$5,416

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
During the year ended December 31, 2020 and December 31, 2019, the Company recorded approximately $399 and $nil, respectively, of inventory write-downs in cost of goods sold.

6. PREPAIDS, ADVANCES AND OTHER
Prepaids and advances are comprised of the following items as of the periods presented:

	December 31, 2020	December 31, 2019

Prepaid expenses	$1,404	$281
Deposits	109	169
Other advances	1,661	2,834
Total	$3,174	$3,284

Prepayments and advances represent amounts previously paid to vendors for security deposits and supplies, leased premises, facility construction and expansion projects not yet delivered.

7. INVESTMENTS

Cansativa
On December 21, 2018, the Company, through its subsidiary Northern Swan Deutschland Holdings, Inc., entered into a seed investment agreement with the existing stockholders of Cansativa GmbH (“Cansativa”), a German limited liability company primarily focused on the import and sale of cannabis products for medical use and related supplements and nutraceuticals. Prior to the Company’s investment, Cansativa’s registered and fully paid-in share capital amounted to 26,318 common shares. Under the investment agreement, the Company has agreed with the existing stockholders to invest up to EUR 7,000 in Cansativa in three separate tranches of, respectively, EUR 1,000, EUR 3,000 and up to a further EUR 3,000. The first EUR 1,000 (specifically, EUR 999.915, approximately $1,075, or “Seed Financing Round”) was invested in Cansativa to subscribe for 3,096 newly issued preferred voting shares at EUR 322.97 per preferred share, and as cash contributions from the Company to Cansativa. The seed EUR 322.97 per share price was based on a fully diluted pre-money valuation for Cansativa of EUR 8,500, and the increase of Cansativa’s registered share capital by the 3,096 preferred shares in the Seed Financing Round provided the Company with 10.53% of the total equity ownership of Cansativa. The Company paid the seed investment subscription by, first, an initial nominal payment of EUR 3.1, (i.e., EUR 1.00 per share) upon signing the investment agreement to demonstrate the Company’s intent to invest, and the remainder of EUR 996.819 was settled in January 2019 to officially close the investment deal after certain closing conditions have been met by the existing stockholders and Cansativa. The Company accounts for its investment in Cansativa using the equity accounting method, due to the Company's significant influence, in accordance with ASC 323, Investments — Equity Method and Joint Ventures. The Company used the practical expedient available under ASU 2016-01 and measured the Tranche 2 Option of the Cansativa equity investments at cost for the year ended December 31, 2019.
The Company recorded its investment in Cansativa at the cost basis of an aggregated amount of EUR 999.915, approximately $1,075, which is comprised of EUR 3.096 for the initial nominal amount of the Seed Financing Round and EUR 996.819 for the remaining Seed Financing Round (i.e., Capital Reserve Payment), with no transaction costs. Subsequent to the Seed Financing Round, the Company has an option, within 18 months after the Signing Date, to increase its investment in Cansativa by subscribing to up to 9,289 newly issued (additional) preferred shares (“Tranche 2 Option”) for an amount of up to EUR 3,000.06833 based on the same seed share price of EUR 322.97. When the Tranche 2 Option is exercised from time to time, the Company is entitled to subscribe to a number of up to 578 additional Seed Preferred Shares (in case of full exercise of the Tranche 2 Option) for their respective nominal value of EUR 1.00. The Company estimated that the value of the Tranche 2 Option at the time of the initial investment was approximately EUR 419 ($450). The Company’s equity method investment at the time of Seed Financing Round was approximately 10.53% of the book value of Cansativa’s net assets of approximately EUR 1,100, and approximately EUR 465 of equity method goodwill, as Cansativa was a newly formed entity with limited identifiable assets to which a significant fair value could be applied. As of December 31, 2019, the Company’s options to

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
acquire additional shares in Cansativa are accounted for as equity instruments within the scope of ASC 321, Investments — Equity Securities.
In accordance with the seed investment agreement, in September 2019, the Company made an additional investment of approximately EUR 650, or approximately $722, for 2,138 shares in Cansativa, thereby increasing its equity ownership to 16.6% of the book value of Cansativa’s net assets of approximately EUR 1,233, and approximately EUR 1,122 of equity method goodwill as Cansativa was still in the process of getting the licenses and expanding its operations. Value of remaining Tranche 2 option was estimated at approximately EUR 322. As of September 30, 2020, balance of Tranche 2 option expired unexercised and as a result the Company recognized a loss on investment of approximately $370 in its Statement of Operations and Comprehensive Loss and the carrying value of the Tranche 2 option was reduced to nil.

In December 2020, Cansativa allocated shares of its common stock to a newly-installed employee-stock ownership plan (“ESOP”). As a result of the ESOP installment, the Company’s equity ownership of Cansativa, on a fully-diluted basis, decreased from 16.59% to 15.80% of the book value of Cansativa’s net assets. Additionally, Cansativa raised additional capital through the issuance of Series A preferred stock (“Cansativa Series A Shares”) to a third-party investor at a per share price of EURO 543.31. As a result of the Series A Share issuance, the Company’s equity ownership of Cansativa, on a fully diluted basis, decreased from 15.80% to 14.22% of the book value of Cansativa’s net assets. The Company accounted for the transaction as a proportionate sales of ownership share and recognized a gain of approximately $211 in its consolidated statement of operations within loss on investments line. This change did not impact the equity method classification.
For the year ended December 31, 2020 and 2019, the Company’s share of net losses from the investment were $4 and $96, respectively.

Lift & Co.
The Company has an equity investment comprised of common shares and warrants in Lift, a cannabis-focused technology and media company and a leading cannabis brand and product aggregator and reviewer in the cannabis market. Lift is publicly listed on the TSX Venture Exchange (TSXV: LIFT). This investment qualified for equity method accounting upon acquisition in August 2017 as the Company had significant influence through its board representation.
The Company recorded the carrying amount of the equity method investment equal to the cost basis of approximately $923, the cost of the consideration transferred equal to approximately 14% share of the book value of Lift’s net assets of approximately $876, and approximately $800 of equity method goodwill.
In September 2018, upon Lift’s initial public offering, the Company gave up its significant influence over Lift by forfeiting the board representation, and at such time the investment was no longer qualified to be accounted for under the equity method. As of December 31, 2019, the Company owned approximately 8% of Lift’s issued and outstanding common shares.

The Company has classified the investment as an equity instrument as of December 31, 2019 following the adoption of ASU 2016-01. As a result, for the period ending December 31, 2019 the Company had recorded loss on its Lift investment of approximately $756 and reclassified to opening retained earnings unrecognized gains of approximately $1,191, previously reported in accumulated other comprehensive income. The carrying value of the Company’s investment in the Lift shares at December 31, 2019 was approximately $319.

On January 19, 2019, the issuer-imposed sale or transfer restriction on the underlying stock in the warrants lapsed, at which time the warrants met the definition of a derivative to be accounted for under ASC 815, Derivatives and Hedging. The Company performed a valuation of the warrants and recognized an asset for approximately $598. A gain of approximately $233, equal to the change in fair value from December 31, 2018 to January 19, 2019, was recognized in the consolidated statement of net income/loss. As the derivative did not meet the criteria for special hedge accounting and as a result the Company recognized the warrants as a derivative at fair value, with changes in fair value recognized in profit or loss. The fair value of the derivative instrument at December 31, 2019 was approximately $57 and as a result the Company recognized a loss in the warrant derivative of approximately $308 in its consolidated statement of net income/loss.

In September 2020, Lift filed for bankruptcy protection under Section 49 of the Bankruptcy and Insolvency Act of Canada. In connection with the bankruptcy filing, the Company wrote down its investment in Lift such that the carrying value of its

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
common share and warrant ownership was $nil as of December 31, 2020. No warrants were exercised as of December 31, 2020.

8. BUSINESS COMBINATIONS
2020

Business Combination

On December 18, 2020, Clever Leaves and SAMA consummated the Business Combination contemplated by the Amended and Restated Business Combination Agreement, dated as of November 9, 2020, by and among SAMA, Clever Leaves, the Company and Merger Sub.

Pursuant to the Business Combination Agreement, each of the following transactions occurred in the following order: (i) pursuant to a court-approved Canadian plan of arrangement (the “Plan of Arrangement” and the arrangement pursuant to such Plan of Arrangement, the “Arrangement”), at 11:59 p.m., Pacific time, on December 17, 2020 (2:59 a.m., Eastern time, on December 18, 2020) (a) all of the Clever Leaves shareholders exchanged their Class A common shares without par value of Clever Leaves (“Clever Leaves common shares”) for our common shares without par value (“common shares”) and/or non-voting common shares without par value (“non-voting common shares”) (as determined in accordance with the Business Combination Agreement) and (b) certain Clever Leaves shareholders received approximately $3,100 in cash in the aggregate (the “Cash Arrangement Consideration”), such that, immediately following the Arrangement, Clever Leaves became our direct wholly-owned subsidiary; (ii) at 12:01 a.m., Pacific time (3:01 a.m. Eastern time), on December 18, 2020, Merger Sub merged with and into SAMA, with SAMA surviving such merger as our direct wholly-owned subsidiary (the “Merger”) and, as a result of the Merger, all of the shares of SAMA common stock were converted into the right to receive our common shares as set forth in the Business Combination Agreement; (iii) immediately following the consummation of the Merger, we contributed 100% of the issued and outstanding capital stock of SAMA (as the surviving corporation of the Merger) to Clever Leaves, such that, SAMA became a direct wholly-owned subsidiary of Clever Leaves; and (iv) immediately following the contribution of SAMA to Clever Leaves, Clever Leaves contributed 100% of the issued and outstanding shares of NS US Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of Clever Leaves, to SAMA. Upon the closing of the Merger, SAMA changed its name to Clever Leaves US, Inc.

In connection with the closing of the Business Combination, the Company's bylaws were amended and restated to, among other things, provide for an unlimited number of common shares without par value, an unlimited number of non-voting common shares without par value and an unlimited number of preferred shares without par value.

In connection with the Business Combination, SAMA obtained commitments (the “Subscription Agreements”) from certain investors (the “Subscribers”) to purchase $8,881 in shares of SAMA common stock for a purchase price of $9.50 per share, in the SAMA PIPE. As part of the SAMA PIPE, certain Subscribers who are holders of the 2022 Convertible Notes agreed to purchase shares of SAMA common stock in exchange for the transfer of the PIK Notes received in satisfaction of approximately $2,881 of accrued and outstanding interest under the 2022 Convertible Notes from January 1 to December 31, 2020. Prior to the effective time of the Merger, SAMA issued an aggregate of 934,819 shares of SAMA common stock the Subscribers in the SAMA PIPE that were exchange for our common shares, on a one-for-one basis, in connection with the Closing.

The Business Combination is accounted for as a recapitalization in accordance with U.S. GAAP. Under this method of accounting, SAMA was treated as the "acquired" company for financial reporting purposes (see Note 1.). Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Clever Leaves issuing shares for the net assets of SAMA, accompanied by a recapitalization. The net assets of SAMA are stated at historical cost, with no goodwill or other intangible assets recorded.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of shareholders’ equity for the year ended December 31, 2020:

Recapitalization
Cash - SAMA trust and cash, net of redemptions	$86,644
Cash - SAMA PIPE	6,000
Non-cash PIK	(2,881)
Cash assumed from SAMA	698
Cash consideration to certain Clever Leaves shareholders	(3,057)
Less: transaction costs and advisory fees	(13,895)
Net Business Combination	$73,509
Non-cash PIK	2,881
Deferred issuance costs	1,503
Net liabilities assumed from SAMA	(258)
Net contributions from Business Combination	$77,635

See Note 13. for more information on all capital stock issuances.

2019

Herbal Brands, Inc. Acquisition
In order to expand in the U.S. market and gain manufacturing capabilities, on April 30, 2019, the Company, through its wholly owned subsidiary, Herbal Brands, Inc., entered into an Asset Purchase Agreement with B.N.G. Enterprises Incorporated, an Arizona corporation (“BNG”), SupremeBeing, L.L.C., a Delaware limited liability company (“SupremeBeing”), Fusion Formulations, L.L.C., an Arizona limited liability company (“Fusion”), Acme Wholesale, L.L.C., a Nevada limited liability company (“Acme” and, collectively with BNG, SupremeBeing and Fusion, “Sellers”) and certain Sellers’ representative and other beneficial owners of BNG. BNG is engaged in the business of formulating, manufacturing, testing, marketing, selling, distributing and otherwise commercializing homeopathic and other natural remedies, wellness products, detoxification products, nutraceuticals and nutritional and dietary supplements (the “Business”). Under this agreement, the Company agreed to purchase and assume from each Seller, substantially all the assets, and certain specified liabilities, of the Sellers’ Business for the purchase price of $13,429 in cash. The integrated set of inputs (acquired assets) and processes (workforce and intact processes) are capable of being conducted and managed as a business by the Company. And since the organized workforce obtained by the Company within the set have the required skills, knowledge, and experience to perform the process and convert acquired inputs into outputs, the set (acquired input and processes) is capable of being conducted and managed as a business to create outputs, the Company accounted for the transaction as a business combination.
The Company partially financed the acquisition using the proceeds from a $8,500 non-revolving 4-year loan bearing interest at 8.00% annually (see Note 12.). The Company accounted for the acquisition as a business combination and, accordingly, the

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
total consideration of $13,429 was recorded based on the respective estimated fair values of the net assets acquired on the acquisition date with resulting goodwill, as follows:

Amounts recognized at April 30, 2019
Current assets	$293
Inventory	4,640
Capital assets	9
Intangible – Customer contract	925
Intangible – Customer relationships	1,000
Intangible – Customer list	650
Intangible – Brand name	4,500
Intangible – Product formulations	16
Goodwill	1,682
Total assets acquired	13,715
Current liabilities	286
Total liabilities acquired	286
Total consideration transferred	$13,429

The fair values of the net assets acquired were based on management’s estimates of the respective fair values of net assets.
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable net assets acquired in the acquisition. Factors contributing to the recognition of goodwill include expanded product categories, channel diversification and a broader geographic footprint. The value of the acquiree’s workforce of approximately $550 was included in goodwill.
In determining the fair values of net assets acquired in the acquisition and resulting goodwill, the Company considered, among other factors, historical financial performance and an estimate of the future performance of the acquired business, as well as the intended use of the acquired assets.
The estimated fair value of inventory acquired in the acquisition was determined using a net realizable value approach, which calculates the estimated selling price of such inventory in the ordinary course of business, less the reasonable costs of completion, disposal and holding.
None of the goodwill recognized was deductible for income tax purposes.
The intangible assets acquired based on the estimate of the fair values of the identifiable intangible assets were as follows:

	Amounts recognized at April 30, 2019	Weighted-Average Remaining Useful Life at April 30, 2019 (in years)
Finite-lived intangible assets:
Customer contracts	$925	8.7
Customer relationships	1,000	5.6
Customer list	650	5.0
Brand	4,500	10.0
Product formulations	16	5.0
Total finite-lived intangible	$7,091

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The Company reviewed the substance of the agreements, where applicable, and the projected cash flow expected from the intangible assets and based on this review it determined that straight-line amortization of the identified finite-lived intangible assets was reasonable.
Unaudited Pro Forma Results
The following table presents the Company’s pro forma consolidated net sales and loss from operations, before income taxes for the year ended December 31, 2019. The unaudited pro forma results include the historical consolidated statements of operations of the Company and Herbal Brands, giving effect to the Herbal Brands acquisition and related financing transactions as if they had occurred at the beginning of the earliest period presented.

Unaudited Pro Forma Results	Unaudited Pro-Forma Results Year Ended December 31, 2019
Net Sales	$12,774
Loss from operations, before income taxes	$(43,432)

The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Herbal Brands acquisition:
(i)as a result of the increase in the fair value of acquired inventory at the Acquisition Date, the pro forma adjustments include an adjustment to reverse the $2.2 million recognized in the year ended December 31, 2019 within cost of sales because it will not have a recurring impact;
(ii)$0.9 million of acquisition related costs recognized by the Company and Herbal Brands during the year ended December 31, 2019, which are non-recurring and included in the loss from operations as of December 31, 2019;
(iii)a pro forma increase in interest expense of approximately $0.3 million for the period January 1, 2019 through April 30, 2019 related to financing the Herbal Brands Acquisition and related debt transaction. Refer to Note 12, for further details on financing the Herbal Brands Acquisition and related debt transactions; and
(iv)a pro forma increase in amortization of approx. $0.3 million for the period January 1, 2019 through April 30, 2019, related to amortization of intangible assets acquired as part of the Herbal Brands Acquisition.

Eagle Canada Acquisition

Changes in the ownership interest in a subsidiary while control was retained
In January 2018, the Company entered into an agreement to invest in Ecomedics S.A.S., a start-up cannabis company in Colombia through a series of scheduled equity investments in Eagle Canada, an entity that controls Ecomedics. As of March 2018, the investment qualified for equity method accounting as the Company had gained significant influence through its investments and board representation. Following additional investments in 2018, the Company gained controlling interest in Eagle Canada and began consolidating effective on September 30, 2018.
In January 2019, the Company made an additional capital injection of $3,000 into Eagle Canada. The Company invested an additional $5,000 on March 18, 2019, $2,000 on April 4, 2019, $6,400 on June 5, 2019 and $5,000 on August 15, 2019. As such, the Company owned a total of 70% interest of Eagle Canada as of August 15, 2019. As a result of the transactions, the Company recorded an adjustment to non-controlling interest of approximately $1,752 and $19,648 the difference between the amount of the adjustment to non-controlling interest and the consideration paid, recognized in equity and attributable to the controlling interest.
On October 31, 2019, the Company entered into an agreement with the non-controlling interest holders of Eagle Canada (“NCI Holders”), which granted the NCI Holders “Exchangeable Class A Shares” of Eagle Canada (the “Agreement”). These shares were exchangeable for the common shares of the Company at a predetermined exchange price. Under the terms of the

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Agreement, each of NSI and the holders of Exchangeable Class A Shares had an option to require the exchange of the shares upon certain triggering events (such as an initial public offering), an offer to purchase 10% of the shares, or a change of control. There was also a “date certain” trigger event of January 12, 2022, ensuring that if none of the other trigger events occur beforehand, the exchange may still be carried out at either party’s election. Upon exercise of this option, NSI will acquire all outstanding securities of Eagle and the Company will issue common shares to NCI Holders. The Exchangeable Class A Shares were non-voting and had no economic participation in Eagle Canada, however these shares had participation rights in any dividends or distributions announced by the Company. No dividends or distributions were announced as of December 31, 2020.
The Agreement concurrently granted both the non-controlling interest holders options to sell their remaining interests in the subsidiary to the parent (i.e., put options from NSI’s perspective) and the parent options to acquire the remaining interests held by the non-controlling interest holders (i.e., call options from NSI’s perspective). Based on the Company’s analysis of the facts of the Agreement, the options were deemed equity contracts embedded with the redeemable non-controlling interests, which do not meet the definition of a derivative under ASC 815 and were classified as equity. In addition, since the redeemable non-controlling interests are exchanged with Clever Leaves’s own shares, rather than cash or other assets, in accordance with ASC 815, the Company determined that the redeemable non-controlling interests were classified in permanent equity as of December 31, 2019. Following the Company's business combination in December 2020, the redeemable non-controlling interest were converted to 1,562,339 of the Company's common shares, adjusted to reflect the secondary sale of 287,564 of the Company's common shares. As a result of the transactions, the Company recorded an adjustment to non-controlling interest of $4,695 and recognized approximately $10,928, the difference between the amount of the adjustment to non-controlling interest and the consideration paid in the form of exchangeable Class A shares, in equity and attributable to the controlling interest.

9. INTANGIBLE ASSETS
The Company has acquired cannabis-related licenses as part of a business combination with a gross value of approximately $19,000, which have indefinite useful lives as they are expected to generate economic benefit to the Company in perpetuity. In addition, during 2019 the Company acquired finite-lived intangible assets with a gross value of approximately $7,091 as part of its Herbal Brands acquisition (Note 8.). During the year ended December 31, 2020 and 2019 the Company recorded approximately $1,231 and $581, respectively, of amortization related to its finite-lived intangible assets.
The following tables present details of the Company’s total intangible assets as of December 31, 2020 and December 31, 2019.

The value of product formulation intangible asset is included in the value of Brand:

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$525	$400	0.5
Customer relationships	1,000	304	696	4.4
Customer list	650	217	433	3.3
Brand	4,516	766	3,750	8.3
Total finite-lived intangible assets	$7,091	$1,812	$5,279

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Total indefinite-lived intangible assets	$19,000	N/A	$19,000
Total intangible assets	$26,091	$1,812	$24,279

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$71	$854	8.0
Customer relationships	1,000	122	878	5.2
Customer list	650	87	563	4.3
Brand	4,516	302	4,214	9.3
Total finite-lived intangible assets	$7,091	$581	$6,510

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Total indefinite-lived intangible assets	$19,000	N/A	$19,000
Total intangible assets	$26,091	$581	$25,510

Interim impairment Testing

In conjunction with the impairment testing performed as of March 31, 2020 (refer to Note 10. for more detail) the Company reviewed finite-lived intangible assets for impairment. In performing such review, the Company made judgments about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. The Company recognizes an impairment if the carrying amount of the long-lived asset group exceeds the Company’s estimate of the asset group’s undiscounted future cash flows.
Indefinite-lived intangible assets, consisting of certain of the Company’s licenses, were reviewed as part of the impairment assessment during the first quarter of 2020 similar to goodwill, in accordance with ASC 350.
The Company did not recognize an impairment related to the carrying value of any of the Company’s finite or indefinite-lived intangible assets as a result of the impairment assessments performed as of March 31, 2020.
Annual impairment Testing
In conjunction with the annual impairment testing, see Note 10., the Company reviewed finite-lived intangible assets for impairment. In performing such review, the Company makes judgments about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. The Company recognizes an impairment if the carrying amount of the long-lived asset group exceeds the Company’s estimate of the asset group’s undiscounted future cash flows.

Indefinite-lived intangible assets, consisting of certain of the Company’s licenses, were reviewed for the annual impairment assessment during the fourth quarter of 2020 similar to goodwill, in accordance with ASC 350.

For each of 2020 and 2019, no impairment was recognized related to the carrying value of any of the Company’s finite or indefinite-lived intangible assets as a result of the annual impairment testing.

GNC Holdings, Inc. Bankruptcy
On June 23, 2020, GNC Holdings, Inc. (“GNC”) and its affiliates filed voluntary petitions for relief pursuant to chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware. In September 2020, a bankruptcy court judge approved the sale of GNC to an investor with the transaction expected to close by the end of the year. Herbal Brands has engaged legal counsel to provide advice with respect to Herbal Brands’ rights under the Bankruptcy Code, prepare and file proof(s) of claim by the applicable bar date established by the Court, and otherwise enforce

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Herbal Brands’ rights in the Court and in connection with any sale transaction or plan of reorganization pursued by GNC. The Company also reviewed the unpaid inventory balances at GNC and determined that a reserve of approximately $86 was necessary for the inventory, which the Company recorded during the second quarter of 2020. Additionally, the Company reviewed the useful life of a finite-lived intangible asset related to the GNC contract, which was acquired during the Herbal Brands acquisition. Following the review, the Company determined that accelerating the period over which the useful life of this intangible asset is amortized was appropriate following its impairment analysis in the first quarter of 2020. The life of the finite lived intangible asset related to the GNC contract was reduced to 12 months from the date of the bankruptcy filing given the uncertainty around the future of GNC. During the third quarter of 2020, the Company was able to recover balances due from GNC and as a result no reserves were recorded as of December 31, 2020. In the third quarter of 2020, substantially all of the assets of GNC were sold to Harbin Pharmaceutical Group Holding Corp. Ltd., and GNC emerged from Chapter 11 of the Bankruptcy Code.
Amortization Expense
The following table reflects the estimated future amortization expense for each period presented for the Company’s finite-lived intangible assets as of December 31, 2020:

Estimated Amortization Expense
2021	$1,164
2022	764
2023	702
2024	585
2025	542
Thereafter	1,522
Total	$5,279

10. GOODWILL

The following table presents the changes in goodwill by segment:

Cost	Cannabinoid	Non- Cannabinoid	Total
Balance at December 31, 2018	$18,508	$—	$18,508
Additions	—	1,682	1,682
Balance at December 31, 2019	$18,508	$1,682	$20,190
Impairment	—	(1,682)	(1,682)
Balance at December 31, 2020	$18,508	$—	$18,508

Interim impairment Testing

The Company assesses whether there were events or changes in circumstances that would indicate that a reporting, or group of reporting units, were impaired. The Company considers external and internal factors, including overall financial performance and relevant entity specific factors, as part of this assessment.

As of March 31, 2020, the Company recognized the COVID-19 pandemic and its impact as a negative indicator to its business performance. As a result, the Company performed an assessment to determine whether goodwill was impaired. Based upon such assessment, the Company determined that it was more likely than not that only the carrying value of its non-cannabinoid operating segment exceeded the fair value as of March 31, 2020.

Following the results of such assessment, the Company recorded an impairment for the full carrying value of the operating segment’s goodwill carrying value. The Company calculated the fair value of the operating segment using discounted estimated

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
future cash flows. The weighted-average cost of capital used in testing the reporting unit for impairment was 19%, with a perpetual growth rate of 2%. As a result of this interim impairment testing, the Company recognized a $1,682 non-cash goodwill impairment charge related to the non-cannabinoid operating segment in the first quarter of 2020. Following the recognition of this non-cash goodwill impairment charge, the operating segment’s goodwill was $nil.

Annual Impairment Testing

For 2020, the Company performed a qualitative assessment to determine whether indicators of impairment existed. The Company considered, among other factors, the financial performance, industry conditions, as well as macroeconomic developments. Based upon such assessment, the Company determined that it was not more-likely-than-not that an impairment existed as of December 31, 2020.

11. PROPERTY, PLANT AND EQUIPMENT, NET
The Company has property, plant, and equipment related to land, buildings and warehouses, leasehold improvements, laboratory, and construction in progress. The additions, disposals, depreciation, and net book values are as follows:

Cost	Land	Buildings & warehouse	Laboratory equipment	Agricultural equipment	Computer equipment	Furniture & appliances	Construction- in-progress	Other		Total
Balance at December 31, 2018	$1,439	$2,498	$1,573	$41	$324	$104	$624	$84		$6,688
Additions from business acquisitions	—	—	—	—	—	—	—	9		9
Additions	3,259	2,815	1,763	1,863	875	588	6,826	687		18,675
Balance at December 31, 2019	$4,698	$5,313	$3,336	$1,904	$1,199	$692	$7,450	$780		$25,372
Additions, net	367	3,151	2,606	—	336	127	(3,162)	240		3,665
Balance at December 31, 2020	$5,065	$8,464	$5,942	$1,904	$1,535	$819	$4,288	$1,020		$29,037

Accumulated Depreciation	Land	Buildings & warehouse	Laboratory equipment	Agricultural equipment	Computer equipment	Furniture & appliances	Construction- in-progress	Other		Total
Balance at December 31, 2018	$—	$16	$10	$2	$52	$2	$—	$17		$99
Depreciation (b)	—	111	301	170	180	100	—	37		898
Balance at December 31, 2019	$—	$127	$311	$172	$232	$102	$—	$54		$997
Depreciation (a)	—	560	526	438	518	209	—	108		2,359
Balance at December 31, 2020	$—	$687	$837	$610	$750	$311	$—	$162		$3,356

Net Book Value	Land	Buildings & warehouse	Laboratory equipment	Agricultural equipment	Computer equipment	Furniture & appliances	Construction- in-progress	Other		Total
Balance at December 31, 2018	1,439	2,482	1,563	39	272	102	624	67		6,588
Balance at December 31, 2019	4,698	5,186	3,025	1,732	967	590	7,450	726		24,374
Balance at December 31, 2020	$5,065	$7,777	$5,105	$1,294	$785	$508	$4,288	$858	$—	$25,680

(a) Includes approximately $1,050 and $685 of depreciation included in inventory and cost of goods sold, respectively.
(b) Includes approximately $100 and nil of depreciation included in inventory and cost of goods sold, respectively.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Construction in progress primarily relate to on-going construction of the Company's Colombian facilities.

Certain amounts may not add due to rounding.

12. DEBT

	December 31, 2020	December 31, 2019
Series D Convertible Notes due March 2022(a)	$27,142	$26,566
Herbal Brands Loan due May 2023 and other borrowings	6,701	7,162
Ending balance	$33,843	$33,728
____________
(a)Net of debt issuance costs of $741 and $1,183 in 2020 and 2019.

Series C Convertible Debentures
In October 2018, the Company completed a private placement of Convertible Debentures as part of its Series C round of fundraising. This financing was a non-brokered private placement of non-interest bearing convertible unsecured debentures, which raised approximately $18,000 in convertible unsecured debentures by the closing date October 31, 2018, and these debentures had a maturity date September 30, 2021. There was no liquidation preference of this debt.
Each debenture was convertible upon the following events:
•Qualified financing — where the Company issued one or more financings by issuance of equity at a fixed pre-money valuation (including an initial public offering) completed by the Company in a subsequent transaction or series of related transactions resulting in aggregate gross proceeds of not less than $5,000. In such an event, the debenture was automatically convertible into the financing securities (i.e. the type of securities issued in a Qualified financing).
•Liquidity event — where there was a change in control or going public transaction resulting in the business or assets of the Company being listed on any North American or Australian stock exchange. In such an event, the debenture was automatically convertible into common stock.
The conversion price was at a 20% discount (or 30% subsequent to the penalty date starting on September 30, 2019) to the lowest price per financing security (i.e. common stock) in the case of a qualified financing event, or to the price per common stock in a liquidity event.
The conversion feature was considered an embedded derivative (“Series C derivative”) within the Series C convertible debenture with the debt instrument being the host instrument.
The fair value of the derivative feature was estimated at approximately $3,900, considering the conversion probability at 80%. The difference between the proceeds allocated to the hybrid debt instrument and the fair value of the embedded derivative instrument was assigned as the carrying value of the host debt instrument, which at the date of issuance was approximately $14,000.
As of December 31, 2018, the note was not converted and had an estimated fair value of $4,400.
The issuance of Series D’s Class C Preferred Shares and convertible notes met the definition of a qualified financing trigger event under the terms of the Series C non-interest bearing convertible unsecured debentures, as the Company issued equity at a fixed pre-money valuation resulting in an aggregate gross proceeds exceeding $5,000. As a result, the Series C debentures were automatically convertible and approximately $17,890 of Series C debt was converted into 2,546,670 of Class C preferred stock.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
As a result of this transaction, the Company recognized approximately $300 of interest expense on its Series C debt for the year ended December 31, 2019, as well as approximately $3,374 of loss on debt extinguishment.
In addition, the Company remeasured to fair value immediately prior to extinguishment of the Series C derivative, which resulted in approximately $133 of loss on fair value measurement. Further, upon conversion the Company reclassified into equity the carrying amount of the derivative instrument of approximately $4,475.

Series D Convertible Notes due March 2022

In March 2019 and in connection with the Company's Series D fundraising, the Company issued secured convertible notes totaling $27,750, with maturity date of March 30, 2022 (“2022 Convertible Notes”). The 2022 Convertible Notes bear interest of 8.00% per annum, payable quarterly in arrears, and are secured through collateral, guarantee, and pledge agreements signed between the Company, the noteholders, and an appointed paying and collateral agent. Specifically, the 2022 Convertible Notes are guaranteed by the Company’s subsidiaries and secured by 1,300,002 common shares of pledged equity interests in specific subsidiaries.
A noteholder may convert the principal amount, in whole or in part, at a minimum of $1,000 into common shares at a conversion price of $11 per share. The Company may issue financing securities (common shares) upon the exercise of the conversion options within each convertible note, in part or in whole, at the option of the holder at any time or at the option of the issuer subsequent to a trigger event (i.e., a qualified IPO at greater than or equal to $13.54 per common share, or a non-qualified IPO with a 10-day trailing volume weighted average price exceeding $13.54 per common share). The Company is contractually restricted from prepaying the obligations prior to the maturity date except in the case of (1) conversion of the whole or part of the principal amount or (2) a change in control which would trigger immediate repayment in full.

In its assessment to determine the accounting treatment for the Class C Preferred Shares and 2022 Convertible Notes, the Company reviewed the guidance in ASC 480 — Distinguishing Liabilities from Equity. Based on the analysis the Company deemed that the: 1) Class C Preferred Shares meet the criteria for a freestanding equity classified instrument that are initially measured at fair value sand subsequent changes to their fair are not recognized; and 2) 2022 Convertible Notes are debt-like in nature. In its assessment, the Company considered the terms and features within the hybrid instrument, including redemption consideration, the preferred shares’ cumulative dividend, voting rights, contingent and optional conversion feature, as well as the liquidation rights, prior to concluding on the classification. Following the review, no features were segregated, and no derivative instruments or beneficial conversion features were recognized. As a result, upon issuance, the Company recognized approximately $30,258 of Class C Preferred Shares and approximately $27,750 of Series D convertible debt on its statement of financial position.
In March 2020, the Company amended certain terms of its 2022 Convertible Notes. As a result of this amendment the Company amended the 2022 Convertible Notes to provide for an increase in the rate of interest payable on the principal amount to 10% and to provide that such interest may be payable in-kind at maturity. In addition, the Company amended the restrictive covenants to allow for the creation, incurrence or assumption of certain additional debt, as well as to extend the date on which the Company is required to deliver its audited year-end financial statements. The amendments were accounted for as debt modification.

In connection with the Business Combination (Note 8.) and effective on the Closing Date, Clever Leaves and the holders of the 2022 Convertible Notes agreed to amend the terms of the notes as follows: (i) decrease the interest rate to 8%, commencing January 1, 2021, and provide that such interest is to be paid in cash, quarterly in arrears; (ii) provide for the cancellation of all accrued and outstanding interest from January 1, 2020 to December 31, 2020 in exchange for the PIPE Shares to be issued as part of the Agreed SAMA pursuant to the terms of the Subscription Agreements; (iii) at the option of Clever Leaves, satisfy the payment of quarterly interest by issuing Holdco common shares to the noteholders, at a price per share equal to 95% of the 10-day volume weighted average trading price of the Holdco common shares ending three trading days prior to the relevant interest payment date (the “10-Day VWAP”); (iv) at the option of Clever Leaves, prepay, in cash, any or all amounts outstanding under the 2022 Convertible Notes at any time without penalty; (v) at the option of Clever Leaves on each quarterly interest payment date, repay up to the lesser of (a) $2,000, or (b) an amount equal to four times the average value of the daily volume of Holdco common shares traded during the 10-Day VWAP period, of the total amounts outstanding under the 2022 Convertible Notes at such time by issuing Holdco common shares to the noteholders at a price per share equal to 95% of the 10-Day VWAP; and (vi) at the option of each noteholder, in the event, following the Merger Effective Time, Clever Leaves, Holdco or any of their respective affiliates proposes to issue equity securities for cash or cash equivalents (the “Equity Financing”) (save and except

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
for certain exempt issuances) at any time after Clever Leaves, Holdco or any of their respective affiliates completes one or more equity financings raising, in aggregate, net proceeds of $25,000 (net of reasonable fees, including reasonable accounting, advisory and legal fees, commissions and other out-of-pocket expenses and inclusive of net cash retained as a result of the Business Combination on the Merge Effective Time), convert an amount of principal and/or accrued interest owing under the 2022 Convertible Notes into subscriptions to purchase up to the noteholder’s pro rata share of 25% of the total securities issued under such Equity Financing on the same terms and conditions as such Equity Financing is offered to subscribers; provided, however, that if the noteholder does not elect to participate in such Equity Financing through the conversion of amounts owing under the 2022 Convertible Notes, then Clever Leaves shall be required to repay, in cash within five (5) business days following the closing of such Equity Financing, an amount equal to the noteholder’s pro rata share of 25% of the total net proceeds raised from such Equity Financing (collectively, the “November 2020 Amendments”). The amendments were accounted as debt modification. As of closing of the Business Combination, the conversion price was changed from $11 to $30.62 per share.

In connection with the November 2020 Amendments, the Required Holders (as that term is defined in the amended and restated intercreditor and collateral agency agreement, dated as of May 10, 2019, in respect of the 2022 Convertible Notes) have agreed to waive Clever Leaves’ required compliance with certain restrictive covenants set forth in the 2022 Convertible Notes solely for the purposes of allowing Clever Leaves, Holdco and their affiliates to complete the Business Combination, and have agreed to direct GLAS Americas LLC, as collateral agent in respect of the 2022 Convertible Notes, to further provide its consent therefor.

In accordance with the terms of the 2022 Convertible Notes and in connection with the November 2020 Amendments, Holdco, 1255096 B.C. Ltd. and SAMA (as the surviving corporation of the Merger) each entered into a guarantee agreement in favor of the collateral agent in respect of the 2022 Convertible Notes (the “Guarantees”) and become guarantors thereunder. Further, the terms of the amended and restated pledge agreement, dated as of May 10, 2019, made by Clever Leaves in favor of the collateral agent will be amended such that Holdco and certain of its subsidiaries, as the case may be, will, in connection with the Business Combination, pledge all of the shares in the capital of each of Clever Leaves, 1255096 B.C. Ltd., SAMA (as the surviving corporation of the Merger), Northern Swan International, Inc. and NS US Holdings, Inc. to the collateral agent.
Herbal Brands Loan due May 2023

In April 2019 and in connection with the Herbal Brands acquisition (see Note 8.), the Company entered into a loan agreement with Rock Cliff Capital under which the Company secured a non-revolving loan of $8,500 (the "Herbal Brands Loan"). The Herbal Brands Loan bears interest at 8.00% per annum, calculated based on the actual number of days elapsed, due and payable in arrears on the first day of each fiscal quarter commencing July 1, 2019. The Herbal Brands Loan is to be repaid or prepaid prior to its maturity date May 2, 2023 and requires the Company to repay, on a quarterly basis, 85% of positive operating cash flows. The Company can also choose to prepay a portion of or the full balance of loan, subject to a fee equal to the greater of (i) zero, and (ii) $2,338, net of interest payments already paid on such prepayment date. This loan is secured by inventory, property plant and equipment and other assets as collateral.

In connection with the Herbal Brands Loan, the Company issued equity-classified warrants for Class C preferred shares to Rock Cliff Capital (the "Rock Cliff Warrants") with an initial fair value of $717, which was reflected in additional paid-in capital, with an initial expiration date of May 3, 2021. See Note 13. for further details regarding the Rock Cliff Warrants.
The Herbal Brands Loan and Rock Cliff Warrants were deemed freestanding financial instruments with the loan accounted for as debt, subsequently measured using amortized cost, and the Rock Cliff Warrants, representing a written call option, accounted for as an equity-classified contract with subsequent changes in fair value not recognized as long as warrants continue to be classified as equity. Using a relative fair value method, at the time of issuance the Company recognized approximately $7,783 as loans and borrowings and approximately $717 in additional paid-in capital for the equity classified warrant.
In August 2020, the Company amended certain terms of the Herbal Brands Loan to provide for additional interest of 4.00% per annum, compounding quarterly and payable in-kind at maturity. In addition, the Company extended the expiration date of the Rock Cliff Warrants to May 3, 2023. As part of the amendment, the parties agreed to defer the covenant testing under the Herbal Brands Loan until September 30, 2021. The Company accounted for the amendment to the Herbal Brands Loan as a debt modification. Due to the extension of the warrants expiration, the Company reviewed the fair value of the options before and after the amendment, as a result the Company recognized approximately $400 of additional debt issuance costs related to

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
the increase in the fair value of the warrants in its statement of financial position. Such costs will be amortized on a straight-line basis through the amended expiration date of the Rock Cliff Warrants.

Following the closing of the Business Combination and pursuant to the terms, the holder of the Rock Cliff Warrants can purchase 63,597 of the Company's common shares at a strike price of $26.73 per share.
For the year ended December 31, 2020 and December 31, 2019, the Company recognized interest expense of approximately $704 and $456, respectively, and repaid approximately $1,191 and $622, respectively, of the Herbal Brands Loan in accordance with the terms of the loan agreement. The Company expects to repay approximately $1,000 to $1,300 of the Herbal Brands Loan in 2021.

Series E Convertible Debentures

In July 2020 and in connection with its Series E fundraising, the Company issued convertible debentures in an aggregate principal amount of $4,162 (the "Series E Convertible Debentures"). The Series E Convertible Debentures mature on June 30, 2023 and bear interest of 8.00% per annum, commencing June 30, 2021 and payable semi-annually in arrears. At the discretion of the Company and in lieu of being paid to the holders of the Series E Convertible Debentures in cash, any interest accrued and payable on the Series E Convertible Debentures may be added to the outstanding principal balance of the Series E Convertible Debentures.

At any time prior to the Maturity Date or a Debenture Liquidity Event, a holder of the Series E Convertible Debentures may elect to convert the principal amount of the Series E Convertible Debentures and accrued and unpaid interest thereon into common shares of Clever Leaves, at a price per share equal to $5.95. The Series E Convertible Debentures, including any accrued and unpaid interest, will be automatically converted into Clever Leaves common shares at a price per Clever Leaves common share equal to 70% of the price attributable to the Clever Leaves common shares upon occurrence of a Debenture Liquidity Event ("Redemption Feature"), subject to adjustment in the event of the subdivision or consolidation of the outstanding Clever Leaves common shares, the issue of Clever Leaves common shares or securities convertible into Clever Leaves common shares by stock dividend or distribution, or the issue or distribution of rights, options, or warrants to all or substantially all of the holders of Clever Leaves common shares in certain circumstances. For purposes of the Series E Convertible Debentures, a “Liquidity Event” means (1) the listing of Clever Leaves common shares on a recognized securities exchange or market, either by way of initial public offering or direct listing, (2) any transaction whereby all of the outstanding Clever Leaves common shares are sold, transferred, or exchanged for listed securities of a resulting issuer whose equity securities are listed on recognized securities exchange or market, (3) any merger, plan of arrangement, or any other similar business combination or transaction whereby the Company merges or combines with an entity whose securities are listed for trading on a recognized securities exchange or market and all of the outstanding Clever Leaves common shares are sold, transferred or exchanged for such listed securities, or (4) any event as a result of or following which any person or group beneficially owns over an aggregate of more than 50% of the then outstanding Clever Leaves common shares or the sale or other transfer of all or substantially all of the consolidated assets of the Company.
The Company incurred approximately $181 in debt issuance costs related to the Series E Convertible Debentures.

The embedded conversion feature was not deemed to be a derivative instrument and as a result no portion of the proceeds from the debt issuance were allocated to the conversion feature at issuance. The Redemption Feature within Series E Convertible Debentures was considered an embedded derivative with the debt instrument being the host instrument. Under ASC 815, redemption features such as the one in the June 2023 Convertible Debentures, which may accelerate the repayment of principal on debt would also not be considered clearly and closely related to the debt host because the debt involves a substantial premium (resulting from the 30% discount on future conversion price).

ASC 815 requires embedded derivatives that do not meet requirements for hedge accounting to be recorded as a liability at fair value in accordance with ASC 820. The fair value of the derivative was estimated at approximately $1,705, considering the conversion probability at 90%. The difference between the proceeds allocated to the hybrid debt instrument and the fair value of the embedded derivative instrument was assigned as the carrying value of the host debt instrument, which at the date of issuance was approximately $2,457.

The Business Combination qualified as a Debenture Liquidity Event and the $4,162 in Series E Convertible Debentures converted to Clever Leaves class A common shares at a conversion price of $2.303 per share, which were exchanged for

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Holdco common shares at the Exchange Rate. Upon redemption of the convertible debentures through conversion into and settlement in Clever Leaves class A common shares, the Company issues a total fair value of $5,950 in common shares. The Company accounted for the conversion of the Series E Convertible Debentures as a debt extinguishment and recognized a non-cash loss on extinguishment of debt $1,705 and a loss on fair value of derivative instrument of $85.

October 2020 Convertible Debenture Financing

In October 2020, the Company completed the first tranche of a financing pursuant to which it issued $1,230 aggregate principal amount of convertible debentures due September 30, 2023 (the “September 2023 Convertible Debentures”). The September 2023 Convertible Debentures mature on September 30, 2023 (the “September 2023 Maturity Date”) and bear interest of 8.00% per annum, commencing September 30, 2021, payable semi-annually in arrears. At the discretion of the Company, any interest accrued and payable in respect of the September 2023 Convertible Debentures may, in lieu of being paid to the holders of the September 2023 Convertible Debentures, be added to the principal amount outstanding under the September 2023 Convertible Debentures. Provided that no Debenture Liquidity Event has occurred, on the September 2023 Maturity Date, the principal aggregate amount of the September 2023 Convertible Debentures and the accrued and unpaid interest thereon will be payable in cash. At any time prior to the September 2023 Maturity Date or a Debenture Liquidity Event, a holder of the September 2023 Convertible Debentures may elect to convert its principal amount of the September 2023 Convertible Debentures and the accrued and unpaid interest thereon into Clever Leaves common shares, at a price per share equal to $5.95 (subject to adjustment). The September 2023 Convertible Debentures, including any accrued and unpaid interest, will be automatically converted into Clever Leaves common shares at a price per Clever Leaves common share equal to 70% of the price attributable to the Clever Leaves common shares upon occurrence of a Debenture Liquidity Event, subject to adjustment in the event of the subdivision or consolidation of the outstanding Clever Leaves common shares, the issue of Clever Leaves common shares or securities convertible into Clever Leaves common shares by stock dividend or distribution, or the issue or distribution of rights, options, or warrants to all or substantially all of the holders of Clever Leaves common shares in certain circumstances.
In November 2020 in connection with the Business Combination, certain subscribers in the SAMA PIPE signed subscription agreements with Clever Leaves to invest $1,500 in the aggregate in additional September 2023 Convertible Debentures (the “September 2023 Convertible Debenture Investment”).

The two issuances were completed very close to one another and had identical terms. The embedded conversion feature was not deemed to be a derivative instrument and as a result no portion of the proceeds from the debt issuance were allocated to the conversion feature at issuance. The redemption feature within the September 2023 Convertible Debentures was considered an embedded derivative with the debt instrument being the host instrument. The fair value of the derivative feature was estimated at approximately $570, considering the conversion probability of approximately 43%. The difference between the proceeds allocated to the hybrid debt instrument and the fair value of the embedded derivative instrument was assigned as the carrying value of the host debt instrument, which at the date of issuance was approximately $2,160.
The Business Combination qualified as a Debenture Liquidity Event and the $2,730 in September 2023 Convertible Debentures converted to Clever Leaves class A common shares at a conversion price of $2.303 per share, which were exchanged for Holdco common shares at the Exchange Rate. The Company accounted for the conversion of the September 2023 Convertible Debentures as a debt extinguishment and recognized a non-cash loss on extinguishment of debt of $570 and a loss on fair value of derivative instrument of approximately $600.

Neem Holdings Convertible Note and Neem Holdings Warrants

On November 9, 2020, Clever Leaves and the Company entered into an unsecured subordinated convertible note (the “Neem Holdings Convertible Note”) with a principal amount of $3,000 in favor of Neem Holdings, LLC (“Neem Holdings”), a shareholder of Clever Leaves. Clever Leaves is required to repay the Neem Holdings Convertible Note within 10 business days after the closing of the Business Combination, and the Company has agreed to promptly satisfy this obligation in full. If the Business Combination Agreement is terminated, Clever Leaves will be required to issue to Neem Holdings 194,805 fully paid and non-assessable Clever Leaves Class D preferred shares within 10 business days of termination. The Neem Holdings Convertible Note was interest free and was repaid on December 23, 2020.

In addition, the Company issued to Neem Holdings, as part of the Neem Holdings Convertible Note, a warrant (the “Neem Holdings Warrants”) to purchase the number of common shares (the “Warrant Shares”) that would entitle Neem Holdings to receive 300,000 common shares in the Arrangement for an aggregate purchase price of $3. The Neem Holdings Warrants are

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
exercisable for all, but not less than all, of the Warrant Shares and expire at the earlier of (i) the date and time that the Business Combination Agreement is terminated in accordance with its terms; and (ii) the Arrangement Effective Time. The Neem Holdings Warrants were exercised prior to the Arrangement Effective Time.

The two instruments were deemed freestanding as they were legally detachable and separately exercisable. The allocation of the proceeds to the two instruments was based on their respective fair values at issuance. At the time of issuance, the Company determined that the fair value of the debt instrument was $3,000 and as a result the initial carrying amounts of Neem Holdings Convertible Note and Neem Holdings Warrants were $3,000 and nil, respectively. Upon consummation of the Business Combination, the Company repaid the Neem Holdings Convertible Note in full and Neem Holdings exercised the Neem Holdings Warrants.

13. CAPITAL STOCK
Common Shares

As of December 31, 2020, the Company's amended and restated articles provided for an unlimited number of voting common shares without par value and an unlimited number of non-voting common shares without par value.

Preferred Shares
As of December 31, 2020, the Company's amended and restated certificate of incorporation provided for an unlimited number of preferred shares without par value. As of December 31, 2020, the Company had no preferred shares issued and outstanding.

In April 2020 and in connection with the initial closing of the Series E fundraising, Clever Leaves issued 1,308,733 Class D convertible preferred shares ("Class D Preferred Shares") (2,015,449 shares of Holdco common share on an as-converted, post-Exchange Rate basis) at a price of $11.00 per share, resulting in gross proceeds to the Company of $14,396. In connection with the Series E fundraising, the Company granted an investor a right to cause the Company to purchase up to 711,035 Clever Leaves' Class C convertible preferred shares (the “Put Right”) (233,788 Holdco common shares on an as-converted, post-Exchange Rate basis) of the investor’s previously purchased at the investor’s original purchase price of $8.79 per share.

In April 2020, the investor exercised the Put Right in full and the Company paid the investor $6,250 in exchange for the Company’s purchase and cancellation of 711,035 Class C convertible preferred shares (233,788 Holdco common shares on an as-converted, post-Exchange Rate basis). The initial closing of the Series E fundraising and the exercise of the investor's Put Right resulted in net proceeds to the Company of $7,771, inclusive of Class D Preferred Shares issuance costs of approximately $375.

In July 2020 and in connection with a subsequent closing of the Series E fundraising, the Company issued 363,636 Class D Preferred Shares (559,999 Holdco common shares on an as-converted, post-Exchange Rate basis) at a price of $11.00 per share, resulting in gross proceeds to the Company of $4,000. As part of the July 2020 portion of the Series E fundraising, three investors, in aggregate, exchanged 848,363 Clever Leaves' Class C convertible preferred shares (278,942 Holdco common shares on an as-converted, post-Exchange Rate basis) for 646,846 Class D Preferred Shares (996,143 Holdco common shares on an as-converted, post-Exchange Rate basis). Issuance costs associated with the subsequent closing of Class D Preferred Shares were immaterial.

Class D Preferred Shares vote together with the Clever Leaves common shares, and are not considered a separate class for voting purposes, except as required by law or in cases of dissolution, liquidation, windup or bankruptcy proceedings which require the consent of a majority of the shareholders of Class D Preferred Shares. The Class D Preferred Shares carries a liquidation preference (the “Class D Liquidation Preference”) of 1.4 times the original issue price of $11.00 for the one-year period following the original issue date, increasing by 0.02 times quarterly to a maximum of 1.75 times the original issue price, in each case subject to anti-dilution adjustments. The Class D Liquidation Preference is payable on a liquidation or merger with, reverse takeover of, or other business combination with, a public company, provided that such transaction does not provide for the conversion of Class D Preferred Shares into Clever Leaves common shares, or certain other deemed liquidation events (the “Class D Liquidation Event”). The Class D Preferred Shares are not redeemable but are convertible at any time, at the option of the holders, into Clever Leaves common shares on a 1:1 basis, subject to anti-dilution adjustments. Automatic conversion into Clever Leaves common shares shall occur at the applicable conversion price which takes into account the Class D Liquidation

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Preference in the event of (1) the holders of at least a majority of the outstanding Class D Preferred Shares consenting to such conversion, (2) an initial public offering or direct listing of Clever Leaves common shares on Nasdaq, NYSE or TSX, or (3) completion of a merger with, reverse takeover of or other business combination with a public company, provided that such transaction provides for the conversion of Class D Preferred Shares into Clever Leaves common shares (otherwise such transaction will trigger the payment of the Class D Liquidation Preference).
The Business Combination qualified as an automatic conversion and the Class D Preferred Shares were converted into 3,571,591 Holdco common shares in accordance with the terms of the agreement. As a result of this conversion, the Company recognized approximately $10,219 of non-cash accretion expense in additional paid-in capital related to the difference between the fair value and the carrying value of the Class D Preferred Shares.

Business Combination

In connection with the Business Combination, the consolidated statement of shareholders' equity has been retroactively restated to reflect the number of shares received in the Business Combination. The consolidated statement of shareholders' equity as of December 31, 2020 reflects the following transactions consummated in connection with the Business Combination in regards to outstanding instruments of Clever Leaves: (i) the conversion of the Series E Convertible Debentures to 984,567 of the Company's common shares, (ii) the conversion of the redeemable non-controlling interest of Eagle Canada (see Note 8.) to 1,562,339 of the Company's common shares, adjusted to reflect the secondary sale of 287,564 of the Company's common shares, (iii) the automatic conversion, on a one-for-one basis, of Clever Leaves' Class C convertible preferred shares to 1,456,439 of the Company's common shares triggered by the consummation of the Business Combination, (iv) the automatic conversion, at the liquidation preference of 1.4x and conversion price per share of $3.288, of Class D Preferred Shares to 3,571,591 of the Company's common shares triggered by the consummation of the Business Combination (a Class D Liquidation Event), (v) the exercise of the Neem Holdings Warrants for 300,000 of the Company's common shares, and (vi) the recapitalization of 1,168,421 shares and 8,486,300 shares of outstanding SAMA founders stock and SAMA common stock, respectively, to 9,654,721 of the Company's common shares.

In addition, SAMA founders received 1,140,423 common shares in exchange for their SAMA common stock as earnout shares. Under the terms these shares would be released from escrow as follows: (i) shares constituting 50% of the common shares reserve will be released to the Sponsor if the closing price of the Company's common shares on Nasdaq equals or exceeds $12.50 per share (as adjusted for shares splits, reverse splits, stock dividends, reorganizations, recapitalizations) for any 20 trading days within any consecutive 30 trading day period on or before the second anniversary of the Closing, and (ii) shares constituting the remaining 50% of the common shares reserve will be released to the Sponsor if the closing price of the Company's common shares on Nasdaq equals or exceeds $15.00 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations) for any 20 trading days within any consecutive 30 trading day period on or before the fourth anniversary of the Closing. As of December 31, 2020, the shares were legally outstanding, however since none of the the performance condition were met, no shares have been in the Company's statement of shareholders equity. During the 1st quarter of 2021, condition for the first 50% of the share reserve was met.

Warrants

As of December 31, 2020, excluding the Neem Holdings Warrants, the Company had 17,900,000 warrants to acquire common shares issued and outstanding. Each warrant entitles the holder to purchase one common share at an exercise price of $11.50 per share commencing 30 days after the closing of the Business Combination and will expire on December 18, 2025, at 5:00 p.m., New York City time, or earlier upon redemption. Once the warrants are exercisable, the Company may redeem the outstanding public warrants at a price of $0.01 per warrant if the last reported sales price of the Company’s common shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders. The terms of the warrants may be amended in a manner that may be adverse to holders with the approval of the holders of at least a majority 50.1% of the then outstanding warrants.

As of Mar 26th, 2021, the Company received a total proceeds of $1,410 from the exercise of 122,640 of its warrants by their holders.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Herbal Brands Acquisition

In April 2019, the Company issued the Rock Cliff Warrants to purchase 193,402 Clever Leaves Class C convertible preferred shares on a 1:1 basis, at a strike price of $8.79 per share. The fair value of the Rock Cliff Warrants was $717. The warrants can be exercised in part or in whole at any time prior to the expiration date of May 3, 2021, and are not assignable, transferable, or negotiable.

In August 2020 and in connection with the Company's modification to the Herbal Brands Loan, the Company extended the expiration date of the Rock Cliff Warrants to May 3, 2023. Refer to Note 8. and 12. for more information. Following the closing of the Business Combination and pursuant to the terms, the holder of the Rock Cliff Warrants can purchase 63,597 of the Company's common shares at a strike price of $26.73 per share.

Neem Holdings Warrants

In November 2020, Clever Leaves issued to Neem Holdings Warrants to purchase the number of Clever Leaves common shares that would entitle Neem Holdings to receive 300,000 Holdco common shares. Warrants were exercisable for all, but not less than all, of the Warrant Shares and expire at the earlier of (i) the date and time that the Business Combination Agreement is terminated in accordance with its terms; and (ii) the Closing Date. Following the successful closing of the Business Combination Agreement, Neem Holdings exercised their right and as a result the Company issued 300,000 Holdco common shares for an aggregate purchase price of $3. Refer to Note 12. for more information on the Neem Holdings Convertible Note.

14. GENERAL AND ADMINISTRATION
The components of general and administrative expenses were as follows:

	Year ended
	December 31, 2020	December 31, 2019

Salaries and benefits	$13,354	$15,238
Office and administration	3,319	4,167
Professional fees	6,985	10,295
Share based compensation	1,652	1,522
Rent	1,700	1,692
Other	2,818	2,065
Total	$29,828	$34,979

15. SHARE-BASED COMPENSATION

Northern Swan Holdings, Inc. 2018 Omnibus Incentive Compensation Plan

The Northern Swan Holdings, Inc. 2018 Omnibus Incentive Compensation Plan, as amended (the “2018 Plan”) provides for the Company to grant incentive stock options, nonqualified stock options, restricted share units ("RSUs") and other stock-based awards to its employees, directors, officers, outside advisors and non-employee consultants.

As of December 31, 2020, the Company has reserved 4,500,000 common shares for issuance to its employees, directors, outside advisors and non-employee consultants pursuant to the 2018 Plan. Unless otherwise provided, at the time of grant, the options issued pursuant to the 2018 Plan expire ten years from the date of grant and generally vest over four years, with 25% of the award vesting in four equal installments. As of December 31, 2020, no new awards will be issued under the 2018 Plan.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Clever Leaves Holdings Inc. 2020 Incentive Award Plan

In connection with the Business Combination, the Company adopted the Clever Leaves Holdings Inc. 2020 Incentive Award Plan (the “2020 Plan”) which provides for the Company to grant incentive stock options, nonqualified stock options, restricted share units and other shares-based awards to its employees, directors, officers, outside advisors and non-employee consultants.

As of December 31, 2020, the Company has reserved 2,813,215 common shares for issuance to its employees, directors, outside advisors and non-employee consultants pursuant to the 2020 Plan. Unless otherwise provided, at the time of grant, the options issued pursuant to the 2020 Plan generally expire ten years from the date of grant and generally vest over four years, with 25% of the award vesting in four equal installments. As of December 31, 2020 and December 31, 2019, 2,813,215 and nil shares, respectively, were available for future grants of the Company’s common shares under the 2020 Plan.

Clever Leaves Holdings Inc. 2020 Earnout Award Plan

In connection with the Business Combination, the Company adopted the Clever Leaves Holdings Inc. 2020 Earnout Award Plan (the “Earnout Plan”). The purpose of the Earnout Plan is to provide equity awards following the Closing Date to certain directors, employees and consultants that have contributed to the Business Combination. Under the Earnout Plan, (i) shares constituting 50% of the share reserve will be issued only if the closing price of the Company's common shares on Nasdaq equals or exceeds $12.50 per share (as adjusted for shares splits, reverse splits, stock dividends, reorganizations, recapitalizations or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before the second anniversary of the Closing, and (ii) shares constituting the remaining 50% of the share reserve will be issued only if the closing price of the Company's common shares on Nasdaq equals or exceeds $15.00 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before the fourth anniversary of the Closing. Equity awards granted prior to these hurdles being met will vest only if the applicable hurdles are achieved; equity awards granted following the hurdles being achieved need not include the hurdles. In addition, the Company’s board of directors may choose to impose additional vesting conditions. As of December 31, 2020 and December 31, 2019, 1,440,000 and no shares, respectively, were available for future grants of the Company’s common shares under the Earnout Plan. As of December 31, 2020, no shares have been granted under the Earnout Plan.
The 2018 Plan, 2020 Plan, and Earnout Plan are administered by the Company’s board of directors or, at the discretion of the Company’s board of directors, by a committee thereof. The exercise prices, vesting and other restrictions are determined at the discretion of the Company’s board of directors, or its committee if so delegated. The Company’s board of directors values the Company’s common shares, taking into consideration the most recently available valuation thereof performed by third parties, as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant.

Stock Option Valuation

The following table presents the weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock options and RSUs granted during periods presented:

	Year Ended
	December 31, 2020	December 31, 2019
Expected term	0.14 - 5.00	2.79 - 5.00
Risk-free interest rate	0.22 - 0.41%	1.3 - 2.7%
Expected dividend yield	0.0%	0.0%
Expected volatility	85% - 90%	80%

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2019:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as at December 31, 2019	1,195,544	$14.18	3.21	$3,194
Granted	121,291	$6.71	3.64
Exercised	(88,706)	$0.24	—	$705
Forfeited	(331,241)	$11.86	—
Balance as at December 31, 2020	896,888	$5.22	3.96	$2,889
Vested and expected to vest as at December 31, 2020	885,607	$5.60	3.97	$2,906
Vested and exercisable as at December 31, 2020	419,498	$6.80	3.78	$944

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for all stock options that had exercise prices lower than the fair value of the Company’s common shares.

The weighted-average grant-date fair value per share of stock options granted during the year ended December 31, 2020 and 2019 was $2.02 and $2.64, respectively.

Restricted Share Units
The following table summarizes the Company’s restricted share unit activity since December 31, 2019:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2019	—	$—
Granted	83,715	3.25
Vested	(2,989)	3.25
Canceled/forfeited	(2,092)	3.25
Unvested as of December 31, 2020	78,634	$3.25

The total fair value of restricted share units vested during the year ended December 31, 2020 and 2019 was $51 and $nil, respectively.

Share-Based Compensation Expense

During the year ended December 31, 2020 and 2019, the Company recognized share-based compensation expense related to its stock options of $1,366 and $1,522, respectively, in general and administrative expense in the consolidated statement of operations. The stock-based compensation expense related to unvested stock option awards not yet recognized as of December 31, 2020 and 2019 was $2,276 and $4,477, respectively, which is expected to be recognized over a weighted-average period of 1.9 years and 2.7 years, respectively.

During the year ended December 31, 2020 and 2019, the Company recognized share-based compensation expense related to its restricted share units of $286 and $nil, respectively, in general and administrative expense in the consolidated statement of

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
operations. The total compensation cost related to unvested restricted share unit awards not yet recognized as of December 31, 2020 and 2019 was $521 and $nil, respectively, which is expected to be recognized over a weighted-average period of 1.3 years and 0.0 years, respectively.
The Company recognized total share-based compensation expense of $1,652 and $1,522 for the year ended December 31, 2020 and 2019, respectively, in general and administrative expense in the consolidated statement of operations. Share-based compensation costs were not tax deductible for the periods presented.

16. RELATED PARTY TRANSACTIONS
The Company entered into a guaranty (the “Guaranty”) in favor of Rock Cliff on May 3, 2019 in connection with the Herbal Brands Loan to its subsidiary Herbal Brands, Inc. The Guaranty was a condition of the Herbal Brands Loan, which enabled the Herbal Brands acquisition. Pursuant to the Guaranty, the Company guaranteed Herbal Brands’ payment obligations under the Herbal Brands Loan and related loan documents, including the payment of the $8,500 principal amount of the Herbal Brands Loan, the interest at the 8% rate, as well as the payment of Rock Cliff ’s related out-of-pocket fees and expenses.

As part of the Herbal Brands acquisition financing, the Company also issued warrants to Rock Cliff, to purchase 193,402 Class C preferred shares of Clever Leaves on a 1:1 basis, at a strike price of $8.79 per share, with a relative fair value of approximately $717. The warrants can be exercised in part or in whole at any time prior to the expiration date of May 3, 2023, and are not assignable, transferable, or negotiable. Following the closing of the Business Combination and pursuant to the terms, the holder of the Rock Cliff Warrants can purchase 63,597 of the Company's common shares at a strike price of $26.73 per share.

Refer to Note 8., Note 12., and Note 13. for more information on the Herbal Brands acquisition and related financing.

On November 9, 2020, Clever Leaves and the Company entered into the Neem Holdings Convertible Note and the Neem Holdings Warrants with Neem Holdings, a shareholder of the Company. Upon consummation of the Business Combination, the Company repaid the Neem Holdings Convertible Note in full and Neem Holdings exercised the Neem Holdings Warrants. See Note 12. for more information.

On October 31, 2019, the Company entered into an Agreement with the NCI Holders, which granted the NCI Holders Exchangeable Class A Shares. Refer to Note 8. for more information on the Agreement.

17. SEGMENT REPORTING
Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company’s Chief Executive Officer, “CEO”) in deciding how to allocate resources and in assessing the Company’s performance.
Operating segments for the Company are organized by product type and managed by segment managers who are responsible for the operating and financial results of each segment. Due to the similarities in the manufacturing and distribution processes for the Company’s products, much of the information provided in these consolidated financial statements and the footnotes to the consolidated financial statements, is similar to, or the same as, that information reviewed on a regular basis by the Company’s CEO.

The Company’s management evaluates segment profit/loss for each of the Company’s operating segments. The Company defines segment profit/loss as income from continuing operations before interest, taxes, depreciation, amortization, share-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. The Company does not have any material inter-segment sales. Information about total assets by segment is not disclosed because such information is not reported to or used by the

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Company’s CEO. Segment goodwill and other intangible assets, net, are disclosed in Note 10. Goodwill and Note 9. Intangible Assets, respectively.
As of December 31, 2020, the Company’s operations were organized in the following two reportable segments:
1.The Cannabinoid operating segment: comprised of the Company’s cultivation, extraction, manufacturing and commercialization of cannabinoid products. This operating segment is in the early stages of commercializing cannabinoid products internationally pursuant to applicable international and domestic legislation, regulations, and other permits. The Company’s principal customers and sales for its products will initially be outside of the U.S.
2.Non-Cannabinoid operating segment: comprised of the brands acquired as part of the Herbal Brands acquisition in April 2019. The segment is engaged in the business of formulating, manufacturing, marketing, selling, distributing, and otherwise commercializing homeopathic and other natural remedies, wellness products, detoxification products, nutraceuticals, and nutritional and dietary supplements. The Company’s principal customers for its Herbal Brands products include mass retailers, specialty and health retailer and distributors in the U.S.

The following table is a comparative summary of the Company’s net sales and segment profit for by reportable segment for the periods presented:

	Year ended
	December 31, 2020	December 31, 2019
Segment Net Sales:
Cannabinoid	$2,511	$133
Non-Cannabinoid	9,606	7,701
Total Net Sales	12,117	7,834

Segment Profit (Loss):
Cannabinoid	(18,798)	(25,250)
Non-Cannabinoid	1,863	614
Total Loss	$(16,935)	$(24,636)

Reconciliation:
Total Segment Loss	(16,935)	(24,636)
Unallocated corporate expenses	(6,405)	(5,887)
Non-cash share based compensation	(1,652)	(1,522)
Depreciation and amortization	(1,854)	(1,480)
Herbal Brands acquisition related charges	—	(3,015)
Goodwill impairment	(1,682)	—
Loss from operations	$(28,528)	$(36,540)

Loss on debt extinguishment	2,360	3,374
Loss on fair value of derivative instrument	657	421
Loss on investments	464	756
Foreign exchange loss	491	1,575
Interest expense	4,455	2,684
Miscellaneous, net	(284)	534
Loss from operations before income taxes	$(36,671)	$(45,884)

During 2020, revenues from GNC and its affiliates accounted for approximately 10.1% of the Company’s net sales; the net sales attributable to the GNC are reflected in the non-cannabinoid segment. During 2019, GNC and its affiliates and Pattern, Inc. accounted for approximately 32% and 12%, respectively, of the Company's total net sales and were reflected in the non-cannabinoid segment net sales. During 2020 and 2019, the Company's net sales for the cannabinoid segment were in the U.S.; non-cannabinoid net sales were outside of the U.S., primarily in Colombia.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	December 31, 2020	December 31, 2019
Long-lived assets
Cannabinoid	$25,485	$24,209
Non-Cannabinoid	176	207
Other(a)	19	16
	$25,680	$24,432
____________
(a)“Other” includes long-lived assets primarily in the Company’s corporate offices.
Long-lived assets consist of non-current assets other than goodwill; intangible assets, net; deferred tax assets; investments in unconsolidated subsidiaries and equity securities; and financial instruments. The Company’s largest markets in terms of long-lived assets are Colombia and Portugal.
The following table disaggregates the Company’s revenues by channel for the for the periods presented:

	Year ended
	December 31, 2020	December 31, 2019
Mass retail	$6,879	$3,318
Specialty, health and other retail	689	1,235
Distributors	4,036	2,397
E-commerce	513	885
	$12,117	$7,834

18. INCOME TAX
Income tax recognized in the statement of operations:

	2020	2019
Current tax
Current tax expense in respect of the current year	$—	$—

Deferred tax
Deferred tax expense (recovery) in the current year	—	—
Total income tax expense recognized in the current year	$—	$—

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The reconciliation of income tax expense attributable to loss before income taxes differs from the amounts computed by applying the combined federal and provincial combined tax rate of 27% (2019 — 27%) of pre-tax loss as a result of the following:

	2020		2019

Loss before income taxes	$(36,675)	(a)	$(45,980)	(b)
Expected federal income tax recovery calculated at 27% (c)	(9,903)		(12,415)
Effect of expenses that are not deductible (permanent differences) in determining taxable profit	1,457		2,019
Tax rates differences applicable to foreign subsidiaries	(143)		(632)
Adjustments related to prior years	958		—
Change valuation allowance	8,009		10,150
Foreign exchange	(378)		878
Income tax expense	$—		$—

(a)Loss before income taxes of $36,671 plus loss from equity investment of $4.
(b)Loss before income taxes of $45,884 plus loss from equity investment of $96.
(c)Due to the substantial alignment of the taxable income base between Canada and its provinces, the combined federal and provincial rate has been used as the reconciliation rate.

The following net deferred tax assets are not recognized in the consolidated financial statements due to the unpredictability of future income as of the periods presented:

	2020	2019

Deferred tax asset (liability)
Non-capital losses carry forward	$18,436	$11,909
Capital losses carryforward	98	—
Other	1,697	1,567
Property, plant and equipment	279	—
Intangibles	441	—
Deferred tax assets	$20,951	$13,476
Valuation allowance	(20,525)	(12,515)
Intangible assets	(5,700)	(5,713)
Other	(426)	(948)
Net deferred tax liability	$(5,700)	$(5,700)

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
As at December 31, 2020, the Company has operating losses, which may be carried forward to apply against future year’s income tax for income tax purposes, subject to final determination by taxation authorities and expiring as follows:

	Canada	United States	Colombia	United Kingdom	Portugal	Germany

2030	$—	$—	$3,176	$—	$—	$—
2031			14,635		2,150
2032			7,048		5,157
2037	75	641	—
2038	323	—	—
2039	3,914
2040	11,519
Indefinite	—	11,963	—	1,761		7,824
Total	$15,831	$12,604	$24,859	$1,761	$7,307	$7,824

Should all of the deferred tax assets be recognized as an asset in the future, approximately $390 of the benefit would be credited to share capital. Due to the losses sustained by the Company in the current and prior periods, no amount of deferred tax related to investments in subsidiaries has been recognized.
Uncertain Tax Benefits
The Company has recorded no provisions for, or reserved amounts related to unrecognized deferred tax assets in respect of, uncertain tax benefits (2019- $0) and there are no foreseeable changes for the twelve months following December 31, 2020. The Company did not record any expenses related to interest or penalties related to income taxes (2019 - $0). All years since the incorporation of the Company and its subsidiaries remain open to be audited by tax authorities.

19. NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year, without consideration for common share equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the year determined using the treasury-stock method. For purposes of this calculation, common share warrants and stock options are considered to be common share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share:

	Year Ended
	December 31, 2020	December 31, 2019
Numerator:
Net loss	$(36,675)	$(45,980)
Adjustments to reconcile to net loss available to common stockholders:
Accretion of Class D preferred shares to liquidation preference on automatic conversion	10,219	—
Net loss attributable to non-controlling interests	—	(6,450)
Net loss attributable to Clever Leaves Holdings Inc. common shareholders — basic and diluted	$(46,894)	$(39,530)

Denominator:
Weighted-average common shares outstanding - basic and diluted	10,815,580	7,814,796

Net loss per share attributable to Clever Leaves Holdings Inc. common shareholders - basic and diluted	$(4.34)	$(5.06)

The Company's potentially dilutive securities, which include common stock warrants, stock options, and unvested restricted stock have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at December 31, 2020 and 2019, from the computation of diluted net loss per share attributable to common shareholders because including them would have had an anti-dilutive effect:

	December 31, 2020	December 31, 2019

Common stock warrants	17,963,591	63,597
SAMA earnout shares	1,140,423	—
Stock options	896,888	1,195,544
Unvested restricted share units	78,634	—
Total	20,079,536	1,259,141

20. CONTINGENCIES AND COMMITMENTS
Lease Commitments
The Company and its subsidiaries lease its office facilities and cannabis related facilities in Canada, the United States and Colombia under non-cancellable operating lease agreements.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Undiscounted future minimum annual lease payments for the next five years and thereafter are as follows:

Lease Commitments
2021	$2,319
2022	1,771
2023	1,225
2024	590
2025	189
Thereafter	70
Total	$6,164

Purchase Commitments
The Company does not have any commitments to purchase raw materials at specific prices under any supplier contracts. Additionally the Company is committed to pay approximately $2,800 on account of insurance coverage. See Note 12. for information on the Company's debt obligations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2020 were not effective due to a material weakness as described below.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

As discussed elsewhere in this Annual Report on Form 10-K, the Company completed the Business Combination on December 18, 2020. Prior to the Business Combination, the Company was a private corporation with limited accounting personnel and other supervisory resources necessary to adequately execute its accounting processes and address its internal controls over financial reporting requirements. As a result, previously existing internal controls are no longer sufficient. The design and implementation of internal control over financial reporting for the Company’s post-Business Combination has required and will continue to require significant time and resources from management and other personnel.

In connection with the audit of the Company’s financial statements as of and for the year ended December 31, 2020, our management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified relates to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and to allow for proper segregation of duties b) lack of structures, reporting lines and appropriate authorities and responsibilities to achieve financial reporting objectives, and c) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls.

Remediation Plan

Management is committed to taking the steps necessary to remediate the control deficiencies that constituted the above material weakness. During 2020, we made the following enhancements to our control environment:

a.We added accounting and finance personnel to the Company and one of our key subsidiaries to strengthen our internal accounting team, to provide additional individuals to allow for segregation of duties in the preparation and review of schedules, calculations, and journal entries that support financial reporting, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures;
b.We enhanced our controls to improve the preparation and review over complex accounting measurements, and the application of GAAP to significant accounts and transactions, and our financial statement disclosures; and,
c.We engaged outside consultants to assist us in our evaluation of the design, implementation, and documentation of internal controls that address the relevant risks, and that provide for appropriate evidence of performance of our internal controls (including completeness and accuracy procedures).

Our remediation activities are ongoing during 2021. In addition to the above actions, we expect to engage in additional activities, including, but not limited to:

a.Adding more technical accounting resources to enhance our control environment;
b.Until we have sufficient technical accounting resources, engaging external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP, and to assist us with documenting and assessing our accounting policies and procedures; and,
c.Engaging outside consultants to assist us in providing technical Sarbanes-Oxley Act training to individuals throughout the organization that are responsible for executing internal controls.

Under the direction of the audit committee of the board of directors, management will continue to take measures to remediate the material weakness in 2021. As such, we will continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weakness. We believe that our remediation plan will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.

We believe the corrective actions and controls need to be in operation for a sufficient period for management to conclude that the control environment is operating effectively and has been adequately tested through audit procedures. Therefore, the material weakness has not been remediated as of the date of this report.

As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

Attestation report of the registered public accounting firm

Not applicable

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weakness described above. Except as noted above, no change to our internal control over financial reporting occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to Clever Leaves Holdings Inc.’s Proxy Statement for its 2021 Annual Shareholder Meeting to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to Clever Leaves Holdings Inc.’s Proxy Statement for its 2021 Annual Shareholder Meeting to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to Clever Leaves Holdings Inc.’s Proxy Statement for its 2021 Annual Shareholder Meeting to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to Clever Leaves Holdings Inc.’s Proxy Statement for its 2021 Annual Shareholder Meeting to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to Clever Leaves Holdings Inc.’s Proxy Statement for its 2021 Annual Shareholder Meeting to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV
Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of the report:

(1) The financial statements filed as part of this report are listed in the “Index to Financial Statements” under Part II, Item 8. Financial Statements and Supplementary Data.

(2) Financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included in this Form 10-K.

(3) The following exhibits are filed as part of this Report:

Exhibit No.	Description
2.1†
Amended and Restated Business Combination Agreement, dated as of November 9, 2020, by and among Schultze Special Purpose Acquisition Corp., Clever Leaves Holdings Inc., Novel Merger Sub Inc. and Clever Leaves International Inc. (incorporated by reference to Exhibit 2.1 of Schultze Special Purpose Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on November 9, 2020).

3.1
Amended and Restated Articles of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 23, 2020).

4.1
Specimen Common Share Certificate of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on November 9, 2020).

4.2
Specimen Warrant Certificate of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on November 9, 2020).

4.3
Warrant Agreement, dated December 10, 2018, between Schultze Special Purpose Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Schultze Special Purpose Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on December 14, 2018).

4.4
Assignment, Assumption and Amendment Agreement, dated as of December 18, 2020, among Clever Leaves Holdings Inc., Schultze Special Purpose Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

5.1**	Description of securities.
10.1
Transaction Support Agreement, dated July 25, 2020, by and among Schultze Special Purpose Acquisition Corp., Clever Leaves International Inc., Clever Leaves Holdings Inc., Schultze Special Purpose Acquisition Sponsor, LLC and other parties named therein (incorporated by reference to Exhibit 10.2 of Schultze Special Purpose Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on July 29, 2020).

10.2†
Amendment No. 1, dated as of November 9, 2020, to the Transaction Support Agreement, dated July 25, 2020, by and among Schultze Special Purpose Acquisition Corp., Clever Leaves International Inc., Clever Leaves Holdings Inc., Schultze Special Purpose Acquisition Sponsor, LLC and other parties named therein (incorporated by reference to Exhibit 10.2 of Schultze Special Purpose Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on November 9, 2020).

10.3
Form of Shareholder Support Agreement by and among Schultze Special Purpose Acquisition Corp., Clever Leaves Holdings Inc. and certain of the shareholders of Clever Leaves International Inc. (incorporated by reference to Exhibit 10.1 of Schultze Special Purpose Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on July 29, 2020).

10.4
Investors’ Rights Agreement, dated as of December 18, 2020, among Clever Leaves Holdings Inc. and certain shareholders named therein (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

Exhibit No.	Description
10.5
Stock Escrow Agreement, dated December 10, 2018, among Continental Stock Transfer & Trust Company and Schultze Special Purpose Acquisition Corp. and its initial stockholders (incorporated by reference to Exhibit 10.3 of Schultze Special Purpose Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on December 14, 2018).

10.6
Amendment No. 1 to Stock Escrow Agreement among Continental Stock Transfer & Trust Company and Schultze Special Purpose Acquisition Corp. and its initial stockholders, dated as of December 18, 2020 (incorporated by reference to Exhibit 10.6of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.7
Loan and Security Agreement, dated as of May 3, 2019, by and among Rock Cliff Capital LLC, as Lender, Herbal Brands, Inc., as Borrower, and Subsidiary Guarantors that executes an instrument of joinder thereto (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.8
First Amendment to Loan and Security Agreement, dated as of August 27, 2020, by and among Rock Cliff Capital LLC, as Lender, and Herbal Brands, Inc., as Borrower (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.9
Secured Note from Herbal Brands, Inc. evidencing obligations pursuant to the Loan and Security Agreement, dated as of May 3, 2019 (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.10
Amended and Restated Warrant Certificate with respect to warrants to purchase common shares of Clever Leaves International Inc. (incorporated by reference to Exhibit 10.18 to the Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.11
Guaranty, dated as of May 3, 2019, made by Clever Leaves International Inc. (formerly known as Northern Swan Holdings, Inc.) and each Subsidiary Guarantor that executes an instrument of accession thereto (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.12
Pledge Agreement, dated as of May 3, 2019, by and between NS US Holdings, Inc. and Rock Cliff Capital LLC (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.13
Trademark Security Agreement, dated as of May 3, 2019, by and between Rock Cliff Capital LLC and Herbal Brands, Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.14
Patent Security Agreement, dated as of May 3, 2019, by and between Rock Cliff Capital LLC and Herbal Brands, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.15
Subordination Agreement, dated as of May 10, 2019, by and between the creditors listed therein, GLAS Americas LLC, as Senior Collateral Agent, and Rock Cliff Capital LLC, as Subordinated Creditor (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.16
Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of May 10, 2019, by and among GLAS Americas LLC, as Collateral Agent, GLAS USA LLC, as Paying Agent, Clever Leaves International Inc. (formerly known as Northern Swan Holdings, Inc.) and other parties named therein (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.17
Collateral Agency Accession, dated as of December 18, 2020 (incorporated by reference to Exhibit 10.17 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.18
Form of Senior Convertible Note issued by Clever Leaves International Inc. (formerly known as Northern Swan Holdings, Inc.) (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

Exhibit No.	Description
10.19
Amendment, Consent and Waiver Agreement, dated as of March 26, 2020, by and among Clever Leaves International Inc., NS US Holdings Inc., Herbal Brands Inc., and other parties named therein (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.20
Amendment, Consent and Waiver Agreement No. 2, dated as of June 23, 2020, by and among Clever Leaves International Inc., Clever Leaves Holdings Inc. and other parties named therein (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.21
Amendment, Consent and Waiver Agreement No. 3, dated as of November 9, 2020, by and among Clever Leaves International Inc., NS US Holdings Inc., Herbal Brands Inc., and other parties named therein (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on November 9, 2020).

10.22**	Amendment No. 4, dated as of January 26, 2021, by and among Clever Leaves International Inc., Clever Leaves Holdings Inc., and other parties named therein.
10.23
Warrant Certificate, dated as of March 30, 2019, with respect to 28,922 warrants to purchase common shares of Clever Leaves International Inc. (formerly known as Northern Swan Holdings, Inc.) (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.24
Guarantee, dated as of December 18, 2020, made by Clever Leaves Holdings Inc. in favor of GLAS Americas LLC, as Collateral Agent (incorporated by reference to Exhibit 10.23 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.25
Guarantee, dated as of December 18, 2020, made by 1255096 B.C. LTD. in favor of GLAS Americas LLC, as Collateral Agent (incorporated by reference to Exhibit 10.24 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.26
Guarantee, dated as of December 18, 2020, made by Clever Leaves US, Inc. in favor of GLAS Americas LLC, as Collateral Agent (incorporated by reference to Exhibit 10.25 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.27
Amended and Restated Guarantee, dated as of May 10, 2019, by NS US Holdings Inc., Herbal Brands Inc., Clever Leaves International Inc. (formerly known as Northern Swan Holdings, Inc.) and other Guarantors named therein in favor of GLAS Americas LLC, as Collateral Agent (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.28
Confirmation Agreement, dated as of December 18, 2020, made by the guarantors named therein in favor of GLAS Americas LLC, as Collateral Agent (incorporated by reference to Exhibit 10.27 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.29
Second Amended and Restated Pledge Agreement, dated as of December 18, 2020, made by Clever Leaves International Inc. in favor of GLAS Americas LLC, as Collateral Agent (incorporated by reference to Exhibit 10.28 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.30
Pledge Agreement, dated as of December 18, 2020, made by Clever Leaves Holdings Inc. in favor of GLAS Americas LLC, as Collateral Agent (incorporated by reference to Exhibit 10.29 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.31
Pledge Agreement, dated as of December 18, 2020, made by 1255096 B.C. LTD. in favor of GLAS Americas LLC, as Collateral Agent (incorporated by reference to Exhibit 10.30 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.32
Pledge Agreement, dated as of December 18, 2020, made by Clever Leaves US, Inc. in favor of GLAS Americas LLC, as Collateral Agent (incorporated by reference to Exhibit 10.31 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.33
Form of Subscription Agreement for cash investors by and among, Schultze Special Purpose Acquisition Corp., Clever Leaves Holdings Inc. and the Subscriber party thereto (incorporated by reference to Exhibit 10.3 of Schultze Special Purpose Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on November 9, 2020).

Exhibit No.	Description
10.34
Form of Subscription Agreement for holders of Secured Convertible Notes by and among, Schultze Special Purpose Acquisition Corp., Clever Leaves Holdings Inc. and the Subscriber party thereto (incorporated by reference to Exhibit 10.4 of Schultze Special Purpose Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on November 9, 2020).

10.35*
Northern Swan Holdings, Inc. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.36*
Amendment No. 1 to Northern Swan Holdings, Inc. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.37*
Amendment No. 2 to Northern Swan Holdings, Inc. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.38*
Form of Non-Plan Stock Option Grant Agreement (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 2 on Form S-8 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on March 15, 2021).

10.39*
2020 Incentive Award Plan of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 (File No. 333-252241) filed with the SEC by Clever Leaves Holdings Inc. on January 19, 2021).

10.40*
Form of Restricted Share Unit Award Grant Notice and Restricted Share Unit Agreement under the 2020 Incentive Award Plan of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.38 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.41*
Form of Restricted Share Unit Award Grant Notice and Restricted Share Unit Agreement for Directors under the 2020 Incentive Award Plan of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.39 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.42*
Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.40 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.43*
2020 Earnout Award Plan of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.41 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.44*
Form of Restricted Share Unit Award Grant Notice and Restricted Share Unit Agreement under the 2020 Earnout Award Plan of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.42 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.45*
Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Earnout Award Plan of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.43 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.46*
Clever Leaves Holdings Inc. Non-Employee Director Compensation Policy, effective as of December 21, 2020 (incorporated by reference to Exhibit 10.44 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.47*
Amended and Restated Employment Agreement, dated as of December 22, 2020, between Clever Leaves Holdings Inc. and Kyle Detwiler (incorporated by reference to Exhibit 10.2 to the Schedule 13D filed with the SEC by Kyle Detwiler on December 28, 2020).

10.48*
Employment Agreement between Ecomedics S.A.S. and Andres Fajardo, dated as of January 12, 2018 (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on November 9, 2020).

10.49*
Addendum to the Employment Agreement between Ecomedics S.A.S. and Andres Fajardo effective as of October 31, 2019 (incorporated by reference to Exhibit 10.43 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on November 9, 2020).

10.50*
Employment Agreement between Ecomedics S.A.S. and Julian Wilches, dated as of January 12, 2018 (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on November 9, 2020).

Exhibit No.	Description
10.51*
Addendum to the Employment Agreement between Ecomedics S.A.S. and Julian Wilches effective as of October 31, 2019 (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on November 9, 2020).

10.52*,**	Addendum to the Employment Agreement between Ecomedics S.A.S. and Julian Wilches effective as of February 25, 2021.
10.53*
Employment Agreement, dated as of May 13, 2019, between NS US Holdings, Inc. and Amit Pandey (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 21, 2020).

10.54*
Letter Agreement, dated as of December 11, 2020, between Clever Leaves International, Inc. and Amit Pandey (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 21, 2020).

10.55*
Employment Agreement, dated as of February 9, 2021, between NS US Holdings, Inc. and Henry R. Hague, III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on February 22, 2021).

10.56*	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 21, 2020).
16.1
Letter from Marcum LLP as to the change in certifying accountant, dated as of January 15, 2021 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on January 15, 2021).

21.1	Subsidiaries of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 21.1 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).
23.1**	Consent of BDO Canada LLP.
24.1	Power of Attorney (included on the signature page of this report).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

__________
† Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted exhibits or schedules to the Commission upon request
* Indicates management contract or compensatory plan or arrangement
** Filed herewith
*** Furnished herewith

Item 16. Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clever Leaves Holdings Inc.
March 30, 2021
	By:	/s/ Kyle Detwiler
	Name:	Kyle Detwiler
	Title:	Chief Executive Officer

Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kyle Detwiler	Director and Chief Executive Officer (Principal Executive Officer)	March 30, 2021
Kyle Detwiler

/s/ Henry R. Hague, III	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2021
Henry R. Hague, III

/s/ Etienne Deffarges	Director	March 30, 2021
Etienne Deffarges

/s/ Elisabeth DeMarse	Director	March 30, 2021
Elisabeth DeMarse

/s/ Andres Fajardo	Director	March 30, 2021
Andres Fajardo

/s/ Gary M. Julien	Director	March 30, 2021
Gary M. Julien