Form 10-K/A
period 2020-12-31
Clever Leaves Holdings Inc.
filed 2021-05-14
CIK 1819615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No.1)
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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2021 Annual Shareholder Meeting filed with the SEC on April 30, 2021 are incorporated by reference into Parts II and III of this annual report on Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Amended Annual Report" or "this Form 10-K") amends the Annual Report on Form 10-K of Clever Leaves Holdings Inc. (the "Company") for the year ended December 31, 2020 (the "Original Filing"), filed on March 30, 2021 with the Securities and Exchange Commission (the “SEC”). This Amended Annual Report restates the Company’s consolidated financial statements and related disclosures as of and for the year ended December 31, 2020. Refer to Note 3. of Notes to audited consolidated financial statements for the year ended December 31, 2020 included in this Amended Annual Report for additional information.

On April 12, 2021, the Staff of the SEC released a statement (the "SEC Statement") expressing the view that warrants issued by special purpose acquisition companies ("SPAC") may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings.

Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability.

The Company has previously classified its private placement warrants (the "private warrants") and public warrants (the "public warrants" and collectively, the "warrants") as equity.

As a result of the SEC Statement, the Company reevaluated the accounting treatment of the warrants. The Company initially evaluated the accounting for its warrants and believed its positions to be appropriate at that time. While the terms of the warrants as described in the respective agreement have not changed, as a result of the SEC Statement, and in further consideration of the guidance in Accounting Standard Codification ("ASC") 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity, the Company concluded that a provision in the warrants agreement, that differentiates the settlement amount if the warrant is held by a third party rather than held by the initial purchaser or a permitted transferee, precludes the private warrants from being accounted for as a component of equity. The Company will subsequently measure the private warrants at fair value with changes in fair value recognized as a gain or loss in the Company's consolidated statements of operations and comprehensive loss. Refer to Note 3. to the Company's consolidated financial statements included in this Amended Annual Report for more information on the impact of this restatement on the Company's financial statements.

This Amended Annual Report also amends and restates the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors, Controls and Procedures and certain other disclosures made in the Original Filing as appropriate to reflect the restatement and revision of the relevant periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is also including with this Amended Annual Report currently dated certifications of the Company’s Principal Executive Officer and Principal Financial Officer, which are filed as Exhibits 31.1, 31.2, and 32.1 to this Amended Annual Report.

Except as discussed above and as further described in Note 3. to the consolidated financial statements, the Company has not modified or updated disclosures presented in this Amended Annual Report from the Original Filing. Accordingly, the Amended Annual Report speaks as of the date of the Original Filing and does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by the restatement and revision is unchanged and reflects disclosures made at the time of the filing of the Original Filing. Accordingly, this Amended Annual Report should be read in conjunction with the Company’s other periodic reports made with the SEC subsequent to the filing of the Original Filing.

CLEVER LEAVES HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this annual report on Form 10-K/A of Clever Leaves Holdings Inc. constitute forward-looking statements that do not directly or exclusively relate to historical facts. You should not place undue reliance on such statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “could,” “may,” “would,” “should,” “intend,” “plan,” “potential,” “predict,” “forecast,” “will,” “expect,” “budget,” “contemplate,” “believe,” “estimate,” “continue,” “project,” “positioned,” “strategy,” “outlook” and similar expressions. You should read statements that contain these words carefully because they:
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

Since late 2018, we have been developing an expansion project in Southern Europe. After selecting Portugal in August 2019 due to its climate conditions, relatively low operating costs compared to other European countries and access to high quality facilities and talent, we acquired approximately 9 million square feet of agricultural and agro-industrial land and approximately 110,000 square feet of existing greenhouse facilities. In November 2019, we received a pre-license notice and authorization from INFARMED to begin preliminary cultivation operations, including the right to import cannabis genetics and engage in cultivation for research and development purposes. In August 2020, we received a license from INFARMED to cultivate, import and export dried cannabis flower produced at our Portuguese cultivation site and, similar to other licensed cannabis companies in Portugal, we are listed as of August 2020 on INFARMED’s Licensing Department’s registry. Due to the COVID-19 pandemic and restrictions on INFARMED’s ability to conduct a physical inspection of our Portuguese operation, the license was issued under a special licensing procedure and requires a confirmatory physical inspection from INFARMED. Our license provides our Portuguese operations the same rights and qualifications as licenses issued under the normal procedures, including the ability to conduct commercial operations. In August 2020, we received a provisional license from INFARMED to cultivate, import and export dried cannabis flower produced at our Portuguese cultivation site and, in March 2021, we received our definitive license. Under the current license granted by INFARMED, our production facility in Portugal is currently cultivating cannabis for commercial purposes.

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

The FNE regulates all activities related to the commercialization of psychoactive raw material, and finished products containing more than 0.2% of THC on a dry weight basis. Marketing of non-psychoactive raw material is not under the control regime and all products with 0.2% or less of THC are not considered a controlled substance.

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

The Decree-Law no. 8/2019 clarified that cannabis medicines require a Marketing Authorization and their preparations and substances require an Authorization for Placing on the Market (a specific registrations procedure) granted by INFARMED. The Decree-Law no. 8/2019 has also specified that cannabis activities for medical purposes are subject to licensing requirements that must comply with:
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

We have had operating losses, including a net loss of $25,895 in the year ended December 31, 2020, and negative cash flows from operations since inception and we may not be able to achieve or maintain profitability in the future or on a consistent basis. We anticipate that we will continue to incur losses from operations due to pre-commercialization activities, regulatory requirements, marketing and production activities, and general and administrative costs to support operations. In addition, as a public company, we expect to incur significant accounting, legal and other expenses that we have not incurred as a private company.

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

In turn, our quota allocation in Colombia and our ability to export to other countries depends in part on United Nations treaties establishing annual country-by-country estimates for the production, use and export and import of medical cannabis. For example, the total allocation for production (whether for domestic use or export) and import assigned by the INCB to Colombia was approximately 116.2 metric tons in 2021, 56 metric tons in 2020, and 14 metric tons in 2019. It is uncertain whether this allocation will be reduced or increased in subsequent years. In addition, there could be no assurance that in the future the necessary quotas in Colombia and other relevant jurisdictions will be allocated to us or reallocated on time or at all. The quota system affects our ability to not only produce, but also to export, cannabis and cannabis-derived products to foreign countries.

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

Following this issuance of the SEC Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited consolidated financial statements as of and for the period ended December 31, 2020. The Company's management assessed and concluded that the restatement was caused by the previously identified and reported material weakness in its internal control over financial reporting. For a discussion of management's consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Form 10-K.

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

In addition, as a result of the restatement of our audited consolidated financial statements for the year ended December 31, 2020 related to the change in the accounting treatment of our private warrants, and other matters that may in the future be raised by the SEC, we may be subject to potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising in connection the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements.

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

The following information has been adjusted to reflect the restatement and revision of our consolidated financial statements as described in the “Explanatory Note” at the beginning of this Form 10-K and in Note 3. in Notes to our consolidated financial statements included in this Form 10-K.

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

Results of Operations

Year Ended December 31, 2020 compared to year ended December 31, 2019

Consolidated Statements of Net Loss Data
(in thousands of U.S. dollars)

	Year ended December 31,
	2020	2019
	(Restated) (a)
Revenue	$12,117	$7,834
Cost of sales	(4,704)	(4,732)
Gross profit	7,413	3,102
General and administrative expenses	29,828	34,979
Sales and marketing expenses	2,577	3,183
Goodwill impairment	1,682	—
Depreciation and amortization expenses	1,854	1,480
Loss from operations	(28,528)	(36,540)
Interest expense, net	4,455	2,684
Gain on remeasurement of warrant liability	(10,780)	—
Loss on investments	464	756
Loss on debt extinguishment	2,360	3,374
Loss on fair value of derivative instrument	657	421
Foreign exchange loss	491	1,575
Other (income) expenses, net	(284)	534
Total other (income) expenses, net	(2,637)	9,344
Loss before income taxes	(25,891)	(45,884)
Current income tax recovery	—	—
Deferred current income tax recovery	—	—
Equity investments and securities loss	4	96
Net loss	$(25,895)	$(45,980)
Net loss attributable to non-controlling interest	—	(6,450)
Net loss attributable to Company	$(25,895)	$(39,530)
(a) See Note 3. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K for information on the restatement adjustment as of December 31, 2020.

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
Non-operating income and expenses
(in thousands of U.S. dollars)

	Year Ended December 31,
	2020	2019	Change
	(Restated)(a)
Interest expense, net	$4,455	$2,684	$1,771	66%
Gain on remeasurement of warrant liability	(10,780)	—	(10,780)	N/M
Loss on other investments	464	756	(292)	(39)%
Loss on debt extinguishment	2,360	3,374	(1,014)	(30)%
Loss on fair value of derivative instrument	657	421	236	56%
Foreign exchange loss	491	1,575	(1,084)	(69)%
Other (income) expenses, net	(284)	534	(818)	(153)%
Total	$(2,637)	$9,344	$(11,981)	(128)%
(a) See Note 3. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K for information on the restatement adjustment as of December 31, 2020.

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
Gain on remeasurement of warrant liability. Gain on remeasurement was $10,780 for the year ended December 31, 2020 compared to nil for the year ended December 31, 2019. The gain is directly attributable to the remeasurement of the warrant liability at December 31, 2020. For more information refer to Note 3. to our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-K.
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

Restatement of previously issued financial statements

As discussed in Note 3 to the consolidated financial statements, the 2020 consolidated financial statements have been restated to correct a misstatement.

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

Vancouver, Canada
March 30, 2021, except for the effect of the restatement disclosed in Notes 3 and 18, as to which the date is May 14, 2021.

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

CLEVER LEAVES HOLDINGS INC.
Consolidated Financial Statements
For the year ended December 31, 2020 and 2019

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Financial Position
(Amounts in thousands of U.S. Dollars, except share and per share data)

	Note	December 31, 2020	December 31, 2019
		(Restated) (a)
Assets
Current:
Cash and cash equivalents		$79,107	$12,044
Restricted cash		353	1,154
Accounts receivable, net		1,676	526
Prepaids, advances and other	6	3,174	3,284
Other receivables		1,306	1,076
Inventories, net	5	10,190	5,416
Total current assets		95,806	23,500

Investment – Lift & Co	7,16	—	376
Investment – Cansativa	7,16	1,553	1,701
Property, plant and equipment, net of accumulated depreciation of $3,356 and $997 for the year ended December 31, 2020 and 2019, respectively	11	25,680	24,374
Intangible assets, net	9,10	24,279	25,510
Goodwill	9,10	18,508	20,190
Other non-current assets		52	66
Total Assets		$165,878	$95,717

Liabilities
Current:
Accounts payable		$4,429	$3,373
Accrued expenses and other current liabilities		4,865	2,723
Warrant liability	3	19,061	—
Deferred revenue		870	—
Total current liabilities		29,225	6,096
Convertible notes	12	27,142	26,566
Loans and borrowings	8,12	6,701	7,162
Deferred revenue		1,167	—
Deferred tax liabilities	18	5,700	5,700
Other long-term liabilities		693	—
Total Liabilities		$70,628	$45,524

Contingencies and commitments	20

Shareholders’ equity
Common shares, without par value, unlimited shares authorized: 24,883,024 and 8,304,030 shares issued and outstanding as of December 31, 2020 and 2019, respectively	13	—	—
Preferred shares, without par value, unlimited shares authorized, nil shares issued and outstanding for each of December 31, 2020 and 2019	13	—	—
Additional paid-in capital		164,264	77,431
Accumulated deficit		(69,014)	(31,933)
Total equity attributable to shareholders		$95,250	$45,498
Non-controlling interest	8	—	4,695
Total shareholders' equity		95,250	50,193
Total liabilities and shareholders' equity		$165,878	$95,717
(a) See Note 3. for information on the restatement adjustment as of December 31, 2020.

See accompanying notes to the consolidated financial statements

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands of U.S. Dollars, except share and per share data)

	Note	December 31, 2020	December 31, 2019
		(Restated) (a)
Revenue	3,17	$12,117	$7,834
Cost of sales		(4,704)	(4,732)
Gross profit		7,413	3,102

Expenses
General and administrative	14	29,828	34,979
Sales and marketing		2,577	3,183
Goodwill impairment	10	1,682	—
Depreciation and amortization	9,11	1,854	1,480
Total expenses		35,941	39,642

Loss from operations		(28,528)	(36,540)

Other Expense (Income), Net
Interest expense, net		4,455	2,684
Gain on remeasurement of warrant liability	3	(10,780)	—
Loss on investments	7	464	756
Loss on debt extinguishment	12	2,360	3,374
Loss on fair value of derivative instrument	7,12	657	421
Foreign exchange loss		491	1,575
Other (income) expenses, net		(284)	534
Total other (income) expense, net		(2,637)	9,344

Loss before income taxes		(25,891)	(45,884)

Incomes taxes	18	—	—
Equity investment share of loss	7	4	96
Net loss		$(25,895)	$(45,980)
Net loss attributable to non-controlling interest		—	(6,450)

Net loss attributable to Clever Leaves Holdings Inc. common shareholders	19	$(25,895)	$(39,530)
Net loss per share attributable to Clever Leaves Holdings Inc. common shareholders - basic and diluted	19	$(3.34)	$(5.06)
Weighted-average common shares outstanding - basic and diluted	19	10,815,580	7,814,796

(a) See Note 3. for information on the restatement adjustment as of December 31, 2020.

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

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Shareholders’ Equity (cont.)
(Amounts in thousands of U.S. Dollars, except share and per share data)

		Common Share		Preferred Shares		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Deficit Other Comprehensive Income	Attributable to Non- controlling Interest	Total Shareholders’ Equity
		Shares	$	Shares	$
Balance at December 31, 2019 (as previously reported)		19,266,609	$2	5,988,957	$1	$77,428	$(31,933)	$—	$4,695	$50,193
Retroactive application of recapitalization	13	(10,962,579)	(2)	(5,988,957)	(1)	3	—	—	—	—
Balance at December 31, 2019 (effect of recapitalization)		8,304,030	$—	—	$—	$77,431	$(31,933)	$—	$4,695	$50,193
Stock issuances, Class D preferred shares	13	2,574,374	—	—	—	18,087	—	—	—	18,087
Stock-based compensation expense	15	—	—	—	—	1,652	—	—	—	1,652
Purchase and cancellation of stock, Class C preferred shares	12	(233,788)	—	—	—	(6,250)	—	—	—	(6,250)
Stock option exercise		88,707	—	—	—	20	—	—	—	20
Issuance of common shares upon vesting of RSUs		2,989	—	—	—	—	—	—	—	—
Net loss		—	—	—	—	—	(25,895)	—	—	(25,895)
Share exchange	12	717,085	—	—	—	—	—	—	—	—
Conversion of Convertible Debentures	12	984,567	—	—	—	9,850	—	—	—	9,850
Common shares issued for exercise of warrants	12	300,000	—	—	—	3	—	—	—	3
Conversion of the redeemable non-controlling interest	8, 13	1,562,339	—	—	—	4,695	—	—	(4,695)	—
Business combination and PIPE financing	8, 13	10,582,721	—	—	—	47,794	—	—	—	47,794
Accretion of Class D preferred shares to liquidation preference on automatic conversion	13	—	—	—	—	10,219	(10,219)	—	—	—
Reclassifications and other		—	—	—	—	763	(967)	—	—	(204)
Balance at December 31, 2020 (Restated) (a)		24,883,024	$—	—	$—	$164,264	$(69,014)	$—	$—	$95,250

(a) See Note 3. for information on the restatement adjustment as of December 31, 2020.

See accompanying notes to the consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Cash Flows
(Amounts in thousands of U.S. Dollars)

		For the year ended
		December 31, 2020	December 31, 2019
Operating Activities		(Restated) (a)	As Adjusted (a)
Net loss		$(25,895)	$(45,980)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	9,11	3,590	1,480
Gain on remeasurement of warrant liability		(10,780)	—
Deferred tax	18	—	—
Foreign exchange loss		491	$1,521
Share-based compensation expense	15	1,652	1,522
Goodwill impairment	10	1,682	—
Non-cash interest expense, net		3,852	552
Loss on investment	7	319	756
Loss on equity method investment, net	7	148	96
Loss on debt extinguishment	12	2,360	3,374
Loss on derivative instruments	7,12	657	421
Changes in operating assets and liabilities:
Increase in accounts receivable		(1,150)	(526)
Increase in prepaid expenses	6	118	(2,809)
(Increase) decrease in other receivable		(230)	19
Increase in inventory	5	(4,774)	(1,265)
Increase in accounts payable and other current liabilities		3,198	1,674
Increase in deferred revenue and other items		2,801	2,113
Net cash used in operating activities		$(21,961)	$(37,052)

Investing Activities
Business acquisition, net of cash acquired	8	—	(13,429)
Investment in Cansativa	7	—	(1,797)
Purchase of property, plant and equipment	11	(3,665)	(18,675)
Net cash used in investing activities		$(3,665)	$(33,901)

Financing Activities
Proceeds from issuance of shares, net of issuance costs	13	18,021	28,574
Proceeds from issuance of long term debt, net of issuance costs	12	9,737	34,750
Other borrowings		992	—
Purchase and cancellation of shares	13	(6,250)	—
Repayment of debt		(4,191)	(622)
Business Combination and PIPE financing, net of costs paid	8,13	73,509	—
Stock option exercise	15	20	132
Net cash provided by financing activities		$91,838	$62,834
Effect of exchange rate changes on cash, cash equivalents & restricted cash		50	54
Increase (decrease) in cash, cash equivalents & restricted cash (b)		$66,262	$(8,065)
Cash, cash equivalents & restricted cash, beginning of period (b)		13,198	21,263
Cash, cash equivalents & restricted cash, end of period (b)		$79,460	$13,198

Supplemental schedule of cash flow information:
Cash paid for interest		$603	$2,132
Cash paid for income taxes, net of refunds		$—	$—
Supplemental disclosures for non-cash activity:
Non-cash exchange of redeemable non-controlling interest	8	$4,695	—
Conversion of Convertible Debentures	12	$9,850	—
Non-cash paid-in-kind interest	8	$2,881	—
(a) See Note 3. for information on the restatement adjustment as of December 31, 2020 and on the reclassification adjustment as of December 31, 2019.
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

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Restatement of Previously Issued Financial Statements

Following the Business Combination consummated on December 18, 2020, the Company had outstanding: a) 13,000,000 of public warrants (the "public warrants"), which were initially issued by SAMA in connection with its initial public offering and assumed by the Company in connection with the consummation of the transactions contemplated by the Business Combination; and b) 4,900,000 of private warrants (the "private warrants" and collectively with the public warrants, the “warrants”) issued simultaneously with the consummation of the Business Combination to Schultze Special Purpose Acquisition Sponsor, LLC (the “Sponsor”). Refer to Note 13. for more information on the warrants' terms.

The Company originally concluded that the warrants met the criteria to be classified as a component of equity. Subsequent to filing our Original Report on March 30, 2021, the staff of the U.S Securities and Exchange Commission (“SEC”) released a statement, Staff Statement on Accounting and Reporting Considerations for warrants Issued by Special Purpose Acquisition Companies (“SPACs”), on April 12, 2021 (the “SEC Statement”). After consideration of the SEC Statement, and in further consideration of the guidance in Accounting Standard Codification ("ASC") 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity, the Company concluded that the public warrants met the criteria to be classified as a component of equity. The Company concluded that a provision in the private warrants agreement, that differentiates the settlement amount if the warrant is held by a third party rather than held by the initial purchaser or a permitted transferee, precludes the private warrants from being accounted for as a component of equity. As a result, the Company determined that the private warrants should be recorded as liabilities, with the offset to additional paid-in capital, and measured at fair value at inception (on December 18, 2020) and at each reporting period in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations and comprehensive loss in the period of change. As a result, the Company has restated its consolidated annual financial statements as of and for the year ended December 31, 2020. The Company recorded $29,841 in warrant liabilities, with an offset to additional paid-in-capital on December 18, 2020. Subsequent changes in fair value of the warrant liabilities, from the date of issuance through December 31, 2020, were recorded as a gain on remeasurement of warrant liabilities of $10,780 for the year ended December 31, 2020 within the consolidated statement of operations and comprehensive loss. This restatement did not have a material impact on the Company’s operating, investing or financing cash flows as previously presented.
The table below sets forth the consolidated statement of financial position, including the balances originally reported as at December 31, 2020:

	As at December 31, 2020
	Reported	Restated
Warrant liabilities	$—	$19,061
Current liabilities	10,164	29,225
Total liabilities	51,567	70,628
Additional paid-in capital	194,105	164,264
Accumulated deficit	(79,794)	(69,014)
Total shareholders' equity	114,311	95,250

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The table below sets forth the consolidated statements of operations, including the amounts originally reported and the restated amounts for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Reported	Restated
Revenue	$12,117	$12,117
Loss from operations	(28,528)	(28,528)
Gain on remeasurement of warrant liabilities	—	10,780
Net loss	(36,675)	(25,895)
Net loss attributable to common shareholder - basic and diluted	(46,894)	(36,114)
Basic and diluted earnings per share	(4.34)	(3.34)
The table below sets forth the consolidated statement of cash flows, including the amounts originally reported and the restated amounts for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Reported	Restated
Net loss	$(36,675)	$(25,895)
Gain on remeasurement of warrant liabilities	—	10,780
Net cash used in operating activities	(21,961)	(21,961)
The table below sets forth the consolidated statement of stockholders equity, including the amounts originally reported and the restated amounts for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Reported	Restated
Business combination and PIPE financing	$77,635	$47,794
Total shareholders equity	114,311	95,250
The Company determined the fair value of its private warrants using the Monte Carlo simulation model. The following assumptions were used to determine the fair value of the Private Warrants at December 18, 2020 and December 31, 2020:

	As at
	December 18, 2020	December 31, 2020
Risk-free interest rate	0.45%	0.43%
Expected volatility	50%	60%
Share price	$13.00	$8.90
Exercise price	$11.50	$11.50
Expiration date	December 18, 2025	December 18, 2025

•The risk-free interest rate assumptions are was based on U.S. dollar zero curve derived from swap rates at the valuation date, with a term to maturity matching the remaining term of warrants.
•The expected volatility assumptions are based on average of historical volatility based on comparable industry volatilities and implied volatility of public warrants.

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
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
4. FAIR VALUE MEASUREMENTS
The following table provides the fair value measurement hierarchy of the Company’s assets and liabilities, except for those assets and liabilities that are short term in nature and approximate the fair values, as of the periods presented:

	Level 1	Level 2	Level 3	Total

As of December 31, 2020
Assets:
Investment – Lift & Co	$—	$—	$—	$—
Investment – Cansativa	—	—	1,553	1,553
Total Assets	—	—	1,553	1,553
Liabilities:
Loans and borrowings	—	6,701	—	6,701
Warrant liability	—	—	19,061	19,061
Convertible notes	—	27,142	—	27,142
Total Liabilities (Restated) (a)	$—	$33,843	$19,061	$52,904

As of December 31, 2019
Assets:
Investment – Lift & Co	$319	$57	$—	$376
Investment – Cansativa	—	—	1,701	1,701
Total Assets	$319	$57	$1,701	$2,077
Liabilities:
Loans and borrowings	$—	$7,162	$—	$7,162
Convertible notes		26,566		$26,566
Total Liabilities	$—	$33,728	$—	$33,728
(a) See Note 3. for information on the restatement adjustment as of December 31, 2020.

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
The Company recorded its investment in Cansativa at the cost basis of an aggregated amount of EUR 999.915, approximately $1,075, which is comprised of EUR 3.096 for the initial nominal amount of the Seed Financing Round and EUR 996.819 for the remaining Seed Financing Round (i.e., Capital Reserve Payment), with no transaction costs. Subsequent to the Seed Financing Round, the Company has an option, within 18 months after the Signing Date, to increase its investment in Cansativa by subscribing to up to 9,289 newly issued (additional) preferred shares (“Tranche 2 Option”) for an amount of up to EUR 3,000.06833 based on the same seed share price of EUR 322.97. When the Tranche 2 Option is exercised from time to time, the Company is entitled to subscribe to a number of up to 578 additional Seed Preferred Shares (in case of full exercise of the Tranche 2 Option) for their respective nominal value of EUR 1.00. The Company estimated that the value of the Tranche 2 Option at the time of the initial investment was approximately EUR 419 ($450). The Company’s equity method investment at the time of Seed Financing Round was approximately 10.53% of the book value of Cansativa’s net assets of approximately EUR 1,100, and approximately EUR 465 of equity method goodwill, as Cansativa was a newly formed entity with limited identifiable assets to which a significant fair value could be applied. As of December 31, 2019, the Company’s options to acquire additional shares in Cansativa are accounted for as equity instruments within the scope of ASC 321, Investments — Equity Securities.
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

In September 2020, Lift filed for bankruptcy protection under Section 49 of the Bankruptcy and Insolvency Act of Canada. In connection with the bankruptcy filing, the Company wrote down its investment in Lift such that the carrying value of its common share and warrant ownership was $nil as of December 31, 2020. No warrants were exercised as of December 31, 2020.

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

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of shareholders’ equity for the year ended December 31, 2020:

Recapitalization
(Restated) (a)
Cash - SAMA trust and cash, net of redemptions	$86,644
Cash - SAMA PIPE	6,000
Non-cash PIK	(2,881)
Cash assumed from SAMA	698
Cash consideration to certain Clever Leaves shareholders	(3,057)
Less: transaction costs and advisory fees	(13,895)
Net Business Combination	$73,509
Non-cash PIK	2,881
Deferred issuance costs	1,503
Warrant liability (a)	(29,841)
Net liabilities assumed from SAMA	(258)
Net contributions from Business Combination	$47,794

(a) Following the SEC statement in April 2021, the Company determined that the private warrants should be classified as a liability. Refer to Note 3. for more information and the impact on the Company's financial statements.

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
The Agreement concurrently granted both the non-controlling interest holders options to sell their remaining interests in the subsidiary to the parent (i.e., put options from NSI’s perspective) and the parent options to acquire the remaining interests held by the non-controlling interest holders (i.e., call options from NSI’s perspective). Based on the Company’s analysis of the facts of the Agreement, the options were deemed equity contracts embedded with the redeemable non-controlling interests, which do not meet the definition of a derivative under ASC 815 and were classified as equity. In addition, since the redeemable non-controlling interests are exchanged with Clever Leaves’ own shares, rather than cash or other assets, in accordance with ASC 815, the Company determined that the redeemable non-controlling interests were classified in permanent equity as of December 31, 2019. Following the Company's business combination in December 2020, the redeemable non-controlling interest were converted to 1,562,339 of the Company's common shares, adjusted to reflect the secondary sale of 287,564 of the Company's common shares. As a result of the transactions, the Company recorded an adjustment to non-controlling interest of $4,695 and recognized approximately $10,928, the difference between the amount of the adjustment to non-controlling interest and the consideration paid in the form of exchangeable Class A shares, in equity and attributable to the controlling interest.

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

Following the results of such assessment, the Company recorded an impairment for the full carrying value of the operating segment’s goodwill carrying value. The Company calculated the fair value of the operating segment using discounted estimated future cash flows. The weighted-average cost of capital used in testing the reporting unit for impairment was 19%, with a

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
perpetual growth rate of 2%. As a result of this interim impairment testing, the Company recognized a $1,682 non-cash goodwill impairment charge related to the non-cannabinoid operating segment in the first quarter of 2020. Following the recognition of this non-cash goodwill impairment charge, the operating segment’s goodwill was $nil.

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

In connection with the Business Combination (Note 8.) and effective on the Closing Date, Clever Leaves and the holders of the 2022 Convertible Notes agreed to amend the terms of the notes as follows: (i) decrease the interest rate to 8%, commencing January 1, 2021, and provide that such interest is to be paid in cash, quarterly in arrears; (ii) provide for the cancellation of all accrued and outstanding interest from January 1, 2020 to December 31, 2020 in exchange for the PIPE Shares to be issued as part of the Agreed SAMA pursuant to the terms of the Subscription Agreements; (iii) at the option of Clever Leaves, satisfy the payment of quarterly interest by issuing Holdco common shares to the noteholders, at a price per share equal to 95% of the 10-day volume weighted average trading price of the Holdco common shares ending three trading days prior to the relevant interest payment date (the “10-Day VWAP”); (iv) at the option of Clever Leaves, prepay, in cash, any or all amounts outstanding under the 2022 Convertible Notes at any time without penalty; (v) at the option of Clever Leaves on each quarterly interest payment date, repay up to the lesser of (a) $2,000, or (b) an amount equal to four times the average value of the daily volume of Holdco common shares traded during the 10-Day VWAP period, of the total amounts outstanding under the 2022 Convertible Notes at such time by issuing Holdco common shares to the noteholders at a price per share equal to 95% of the 10-Day VWAP; and (vi) at the option of each noteholder, in the event, following the Merger Effective Time, Clever Leaves, Holdco or any of their respective affiliates proposes to issue equity securities for cash or cash equivalents (the “Equity Financing”) (save and except for certain exempt issuances) at any time after Clever Leaves, Holdco or any of their respective affiliates completes one or more equity financings raising, in aggregate, net proceeds of $25,000 (net of reasonable fees, including reasonable accounting, advisory and legal fees, commissions and other out-of-pocket expenses and inclusive of net cash retained as a result of the Business Combination on the Merge Effective Time), convert an amount of principal and/or accrued interest owing under the 2022 Convertible Notes into subscriptions to purchase up to the noteholder’s pro rata share of 25% of the total securities issued under such Equity Financing on the same terms and conditions as such Equity Financing is offered to subscribers; provided, however, that if the noteholder does not elect to participate in such Equity Financing through the conversion of amounts owing

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
under the 2022 Convertible Notes, then Clever Leaves shall be required to repay, in cash within five (5) business days following the closing of such Equity Financing, an amount equal to the noteholder’s pro rata share of 25% of the total net proceeds raised from such Equity Financing (collectively, the “November 2020 Amendments”). The amendments were accounted as debt modification. As of closing of the Business Combination, the conversion price was changed from $11 to $30.62 per share.

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
In August 2020, the Company amended certain terms of the Herbal Brands Loan to provide for additional interest of 4.00% per annum, compounding quarterly and payable in-kind at maturity. In addition, the Company extended the expiration date of the Rock Cliff Warrants to May 3, 2023. As part of the amendment, the parties agreed to defer the covenant testing under the Herbal Brands Loan until September 30, 2021. The Company accounted for the amendment to the Herbal Brands Loan as a debt modification. Due to the extension of the warrants expiration, the Company reviewed the fair value of the options before and after the amendment, as a result the Company recognized approximately $400 of additional debt issuance costs related to the increase in the fair value of the warrants in its statement of financial position. Such costs will be amortized on a straight-line basis through the amended expiration date of the Rock Cliff Warrants.

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

In addition, SAMA founders received 1,140,423 common shares in exchange for their SAMA common stock as earnout shares. Under the terms these shares would be released from escrow as follows: (i) shares constituting 50% of the common shares reserve will be released to the Sponsor if the closing price of the Company's common shares on Nasdaq equals or exceeds $12.50 per share (as adjusted for shares splits, reverse splits, stock dividends, reorganizations, recapitalizations) for any 20 trading days within any consecutive 30 trading day period on or before the second anniversary of the Closing, and (ii) shares constituting the remaining 50% of the common shares reserve will be released to the Sponsor if the closing price of the Company's common shares on Nasdaq equals or exceeds $15.00 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations) for any 20 trading days within any consecutive 30 trading day period on or before the fourth anniversary of the Closing. As of December 31, 2020, the shares were legally outstanding, however since none of the performance condition were met, no shares have been in the Company's statement of shareholders equity. During the 1st quarter of 2021, condition for the first 50% of the share reserve was met.

Warrants

As of December 31, 2020, excluding the Neem Holdings Warrants, the Company had 17,900,000 warrants to acquire common shares issued and outstanding. Each warrant entitles the holder to purchase one common share at an exercise price of $11.50 per share commencing 30 days after the closing of the Business Combination and will expire on December 18, 2025, at 5:00 p.m., New York City time, or earlier upon redemption. Once the warrants are exercisable, the Company may redeem the outstanding public warrants at a price of $0.01 per warrant if the last reported sales price of the Company’s common shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders. The terms of the warrants may be amended in a manner that may be adverse to holders with the approval of the holders of at least a majority 50.1% of the then outstanding warrants. Following the SEC statement in April 2021, the Company determined that the private warrants should be classified as a liability. Refer to Note 3. for more information and the impact on the Company's financial statements.

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

The following table is a comparative summary of the Company’s net sales and segment profit for by reportable segment for the periods presented:

	Year ended
	December 31, 2020	December 31, 2019
	(Restated)(a)
Segment Net Sales:
Cannabinoid	$2,511	$133
Non-Cannabinoid	9,606	7,701
Total Net Sales	12,117	7,834

Segment Profit (Loss):
Cannabinoid	(18,798)	(25,250)
Non-Cannabinoid	1,863	614
Total Loss	$(16,935)	$(24,636)

Reconciliation:
Total Segment Loss	(16,935)	(24,636)
Unallocated corporate expenses	(6,405)	(5,887)
Non-cash share based compensation	(1,652)	(1,522)
Depreciation and amortization	(1,854)	(1,480)
Herbal Brands acquisition related charges	—	(3,015)
Goodwill impairment	(1,682)	—
Loss from operations	$(28,528)	$(36,540)

Loss on debt extinguishment	2,360	3,374
Gain on remeasurement of warrant liability	(10,780)	—
Loss on fair value of derivative instrument	657	421
Loss on investments	464	756
Foreign exchange loss	491	1,575
Interest expense	4,455	2,684
Miscellaneous, net	(284)	534
Loss from operations before income taxes	$(25,891)	$(45,884)
(a) See Note 3. for information on the restatement adjustment as of December 31, 2020.

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The reconciliation of income tax expense attributable to loss before income taxes differs from the amounts computed by applying the combined federal and provincial combined tax rate of 27% (2019 — 27%) of pre-tax loss as a result of the following:

	2020		2019
	(Restated) (d)
Loss before income taxes	$(25,895)	(a)	$(45,980)	(b)
Expected federal income tax recovery calculated at 27% (c)	(6,992)		(12,415)
Effect of income/expenses, net, that are not (taxable)/deductible (permanent differences) in determining taxable profit	(1,454)		2,019
Tax rates differences applicable to foreign subsidiaries	(143)		(632)
Adjustments related to prior years	958		—
Change valuation allowance	8,009		10,150
Foreign exchange	(378)		878
Income tax expense	$—		$—

(a)Loss before income taxes of $25,891 plus loss from equity investment of $4.
(b)Loss before income taxes of $45,884 plus loss from equity investment of $96.
(c)Due to the substantial alignment of the taxable income base between Canada and its provinces, the combined federal and provincial rate has been used as the reconciliation rate.
(d)Following the SEC statement in April 2021, the Company determined that the private warrants should be classified as a liability. Refer to Note 3. for more information and the impact on the Company's financial statements.

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share:

	Year Ended
	December 31, 2020	December 31, 2019
	(Restated)(a)
Numerator:
Net loss	$(25,895)	$(45,980)
Adjustments to reconcile to net loss available to common stockholders:
Accretion of Class D preferred shares to liquidation preference on automatic conversion	10,219	—
Net loss attributable to non-controlling interests	—	(6,450)
Net loss attributable to Clever Leaves Holdings Inc. common shareholders — basic and diluted	$(36,114)	$(39,530)

Denominator:
Weighted-average common shares outstanding - basic and diluted	10,815,580	7,814,796

Net loss per share attributable to Clever Leaves Holdings Inc. common shareholders - basic and diluted	$(3.34)	$(5.06)
(a) See Note 3. for information on the restatement adjustment as of December 31, 2020.

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

In addition, as described in Note 3. to our audited consolidated financial statements included in this Form 10-K, subsequent to the issuance of our audited consolidated financial statements for the year ended December 31, 2020, we determined there was a change to the accounting treatment of our private warrants assumed in connection with the Business Combination. In connection therewith, the Company's management assessed and concluded that the restatement was caused by the previously identified and reported material weakness in its internal control over financial reporting.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to Clever Leaves Holdings Inc.’s Proxy Statement for its 2021 Annual Shareholder Meeting filed with the SEC on April 30, 2021.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to Clever Leaves Holdings Inc.’s Proxy Statement for its 2021 Annual Shareholder Meeting filed with the SEC on April 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to Clever Leaves Holdings Inc.’s Proxy Statement for its 2021 Annual Shareholder Meeting filed with the SEC on April 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to Clever Leaves Holdings Inc.’s Proxy Statement for its 2021 Annual Shareholder Meeting filed with the SEC on April 30, 2021.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to Clever Leaves Holdings Inc.’s Proxy Statement for its 2021 Annual Shareholder Meeting filed with the SEC on April 30, 2021.

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

5.1	Description of securities (incorporated by reference to Exhibit 5.1 to the annual report on Form 10-K filed with the SEC by Clever Leaves Holding Inc. on March 30, 2021).
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

10.22
Amendment No. 4, dated as of January 26, 2021, by and among Clever Leaves International Inc., Clever Leaves Holdings Inc., and other parties named therein (incorporated by reference to Exhibit 10.22 to the annual report on Form 10-K filed with the SEC by Clever Leaves Holding Inc. on March 30, 2021).

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

10.52*
Addendum to the Employment Agreement between Ecomedics S.A.S. and Julian Wilches effective as of February 25, 2021 (incorporated by reference to Exhibit 10.52 to the annual report on Form 10-K filed with the SEC by Clever Leaves Holding Inc. on March 30, 2021).

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

21.1	Subsidiaries of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 21.1 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).
23.1**	Consent of BDO Canada LLP.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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
May 14, 2021
	By:	/s/ Kyle Detwiler
	Name:	Kyle Detwiler
	Title:	Chief Executive Officer

Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kyle Detwiler	Director and Chief Executive Officer (Principal Executive Officer)	May 14, 2021
Kyle Detwiler

/s/ Henry R. Hague, III	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 14, 2021
Henry R. Hague, III

/s/ Etienne Deffarges	Director	May 14, 2021
Etienne Deffarges

/s/ Elisabeth DeMarse	Director	May 14, 2021
Elisabeth DeMarse

/s/ Andres Fajardo	Director	May 14, 2021
Andres Fajardo

/s/ Gary M. Julien	Director	May 14, 2021
Gary M. Julien