Form 10-Q
period 2021-03-31
Clever Leaves Holdings Inc.
filed 2021-05-17
CIK 1819615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

(Registrant’s telephone number, including area code): (646) 880-4382

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares without par value	CLVR	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one common share at an exercise price of $11.50	CLVRW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of registrant’s common shares and non-voting outstanding as of May 13, 2021 was 24,928,260 and 1,217,826, respectively.

CLEVER LEAVES HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Some of the statements in this quarterly report on Form 10-Q of Clever Leaves Holdings Inc. ("Form 10-Q") constitute forward-looking statements that do not directly or exclusively relate to historical facts. You should not place undue reliance on such statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “could,” “may,” “would,” “should,” “intend,” “plan,” “potential,” “predict,” “forecast,” “will,” “expect,” “budget,” “contemplate,” “believe,” “estimate,” “continue,” “project,” “positioned,” “strategy,” “outlook” and similar expressions. You should read statements that contain these words carefully because they:
•discuss future expectations;
•contain projections of future results of operations or financial condition; or
•state other “forward-looking” information.

All such forward-looking statements involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. We believe it is important to communicate our expectations to our security holders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Many risks, contingencies and uncertainties may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:
•changes adversely affecting the industry in which we operate;
•our ability to achieve our business strategies or to manage our growth;
•general economic conditions;
•the effects of the coronavirus on the global economy, on the global financial markets and on our business;
•our ability to maintain the listing of our securities on Nasdaq;
•our ability to retain our key employees;
•our ability to recognize the anticipated benefits of the business combination (the “Business Combination”) with Schultze Special Purpose Acquisition Corp. (“SAMA”); and
•the result of any future financing efforts; and
•other factors that are more fully discussed in Part I, Item 1A of the Company's amended December 31, 2020 Form 10-K (the "Amended Annual Report" or "2020 Form 10-K") under the heading “Risk Factors” section, and those discussed in other documents we file with the SEC.

These risks could cause actual results to differ materially from those implied by the forward-looking statements contained in this Form 10-Q.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 1. FINANCIAL STATEMENTS

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Financial Position
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

	Note	March 31, 2021	December 31, 2020
Assets
Current:
Cash and cash equivalents		$68,724	$79,107
Restricted cash		451	353
Accounts receivable, net		1,737	1,676
Prepaids, advances and other		3,334	3,174
Other receivables		1,552	1,306
Inventories, net	5	11,555	10,190
Total current assets		87,353	95,806

Investment – Cansativa	6	1,542	1,553
Property, plant and equipment, net of accumulated depreciation of $3,915 and $3,356 for the three months ended March 31, 2021 and December 31, 2020, respectively		27,336	25,680
Intangible assets, net	8,9	23,889	24,279
Goodwill	8,9	18,508	18,508
Other non-current assets		59	52
Total Assets		$158,687	$165,878

Liabilities
Current:
Accounts payable		$3,430	$4,429
Accrued expenses and other current liabilities		3,447	4,865
Warrant liability		23,912	19,061
Deferred revenue		218	870
Total current liabilities		31,007	29,225
Convertible notes	10	27,266	27,142
Loans and borrowings	10	7,924	6,701
Deferred revenue		1,782	1,167
Deferred tax liabilities		5,700	5,700
Other long-term liabilities		563	693
Total Liabilities		$74,242	$70,628

Shareholders’ equity
Common shares, without par value, unlimited shares authorized: 25,583,588 and 24,883,024 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	11	—	—
Preferred shares, without par value, unlimited shares authorized, nil shares issued and outstanding for each of March 31, 2021 and December 31, 2020	11	—	—
Additional paid-in capital		167,224	164,264
Accumulated deficit		(82,779)	(69,014)
Total equity attributable to shareholders		$84,445	$95,250
Total liabilities and shareholders' equity		$158,687	$165,878

See accompanying notes to the condensed consolidated financial statements

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

		Three Months Ended March 31,
	Note	2021	2020
Revenue	14	$3,477	$2,914
Cost of sales		(1,246)	(753)
Gross profit		2,231	2,161

Expenses
General and administrative	12	8,742	8,120
Sales and marketing		678	1,181
Goodwill impairment	9	—	1,682
Depreciation and amortization		579	352
Total expenses		9,999	11,335

Loss from operations		(7,768)	(9,174)

Other Expense (Income), Net
Interest expense, net		978	836
Loss on remeasurement of warrant liability	11	4,851	—
Loss on investments		—	161
Loss on fair value of derivative instrument		—	13
Foreign exchange loss		759	48
Other (income) expenses, net		(602)	(57)
Total other expense, net		5,986	1,001

Loss before income taxes		(13,754)	(10,175)

Incomes taxes		—	—
Equity investment share of loss		11	11
Net loss		$(13,765)	$(10,186)
Net loss attributable to non-controlling interest		—	(904)

Net loss attributable to Clever Leaves Holdings Inc. common shareholders	15	$(13,765)	$(9,282)
Net loss per share attributable to Clever Leaves Holdings Inc. common shareholders - basic and diluted	15	$(0.55)	$(1.23)
Weighted-average common shares outstanding - basic and diluted	15	25,030,080	8,304,030

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

		Common Shares		Preferred Shares		Additional Paid-in Capital	Retained Earnings/(Deficit)	Attributable to Non- controlling Interest	Total Shareholders’ Equity
		Shares	$	Shares	$
Balance at December 31, 2019 (as previously reported)		19,266,609	$2	5,988,957	$1	$77,428	$(31,933)	$4,695	$50,193
Retroactive application of recapitalization	11	(10,962,579)	(2)	(5,988,957)	(1)	3	—	—	—
Balance at December 31, 2019 (effect of recapitalization)		8,304,030	$—	—	$—	$77,431	$(31,933)	$4,695	$50,193
Stock-based compensation expenses		—	—	—	—	416	—	—	416
Net loss		—	—	—	—	—	(9,282)	(904)	(10,186)
Balance at March 31, 2020		8,304,030	$—	—	$—	$77,847	$(41,215)	$3,791	$40,423

		Common Share		Preferred Shares		Additional Paid-in Capital	Retained Earnings/(Deficit)	Attributable to Non- controlling Interest	Total Shareholders’ Equity
		Shares	$	Shares	$
Balance at December 31, 2020		24,883,024	—	—	—	164,264	(69,014)	—	95,250
Stock-based compensation expense	13	—	—	—	—	1,550	—	—	1,550
Issuance of common shares upon vesting of RSUs	13	7,713	—	—	—	—	—	—	—
Founders earnout shares vested	11	570,212	—	—	—	—	—	—	—
Net loss		—	—	—	—	—	(13,765)	—	(13,765)
Common shares issued for exercise of warrants	11	122,639	—	—	—	1,410	—	—	1,410
Balance at March 31, 2021		25,583,588	$—	—	$—	$167,224	$(82,779)	$—	$84,445

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Cash Flows
(Amounts in thousands of U.S. Dollars)
(Unaudited)

		Three Months Ended March 31,
		2021	2020
Operating Activities
Net loss		$(13,765)	$(10,186)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization		795	352
Loss on remeasurement of warrant liability	11	4,851	—
Foreign exchange loss		759	61
Share-based compensation expense	13	1,550	416
Goodwill impairment	9	—	1,682
Non-cash interest expense, net		430	836
Loss on investment		—	161
Loss on equity method investment, net	6	11	11
Loss on derivative instruments		—	13
Changes in operating assets and liabilities:
Increase in accounts receivable		(61)	(51)
(Increase) decrease in prepaid expenses		(160)	777
(Increase) decrease in other receivable		(253)	225
Increase in inventory	5	(1,365)	(1,117)
(Decrease) increase in accounts payable and other current liabilities		(2,417)	461
Decrease in other non-current liabilities and other items		(1,002)	(862)
Net cash used in operating activities		$(10,627)	$(7,221)

Investing Activities
Purchase of property, plant and equipment		(2,216)	(1,655)
Net cash used in investing activities		$(2,216)	$(1,655)

Financing Activities
Proceeds from issuance of long term debt, net of issuance costs	10	—	16,966
Other borrowings		1,223	—
Proceeds from exercise of warrants	11	1,410	—
Net cash provided by financing activities		$2,633	$16,966
Effect of exchange rate changes on cash, cash equivalents & restricted cash		(75)	(13)
(Decrease) increase in cash, cash equivalents & restricted cash (a)		$(10,285)	$8,077
Cash, cash equivalents & restricted cash, beginning of period (a)		79,460	13,198
Cash, cash equivalents & restricted cash, end of period (a)		$69,175	$21,275

Supplemental schedule of cash flow information:
Cash paid for interest		$548	$—
Cash paid for income taxes, net of refunds		$—	$—
(a) These amounts include restricted cash of $451 and $18,100 as of March 31, 2021 and March 31, 2020, respectively. The March 31, 2021 restricted cash is comprised primarily of cash on deposit for certain lease arrangements. March 31, 2020 balance represents amounts on deposit from investors pending closing of the tranche 1 of the Series E financing round, as well as cash on deposit for certain lease arrangements.

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
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

In accordance with applicable guidance, the equity structure has been restated in all comparative periods to reflect the number of shares of the Company's common shares, issued to Clever Leaves’ shareholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Clever Leaves’ convertible preferred shares and Clever Leaves’ common shares prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of 0.3288 shares (the "Exchange Rate") established in the Business Combination Agreement. Activity within the statement of shareholders' equity for the issuances and repurchases of Clever Leaves’ convertible preferred shares were also retroactively converted to Clever Leaves’ common shares. See Note 11. for more information.

2. BASIS OF PRESENTATION
The accompanying interim condensed consolidated financial statements (“Financial Statements”) of the Company are unaudited. These Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and accordingly, do not include all disclosures required for annual financial statements. These Financial Statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. Interim period results are not necessarily indicative of results to be expected for the full year.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
These Financial Statements should be read in conjunction with the Company’s 2020 audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K").
Going Concern
These consolidated financial statements have been prepared in accordance with U.S. GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of March 31, 2021, as well as operating losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time that it can generate significant revenues from the sale of its available inventories.

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
Impact of COVID-19 Pandemic

The Company expects its operations to continue to be affected by the ongoing outbreak of the 2019 coronavirus disease (“COVID-19”), which was declared a pandemic by the WHO in March 2020. The spread of COVID-19 has severely impacted many economies around the globe. In many countries, including those where the Company operates, businesses are being forced to cease or limit operations for long or indefinite periods of time. Measures taken to contain the spread of the virus, including travel bans, quarantines, social distancing, and closures of non-essential services have triggered significant disruptions to businesses worldwide, resulting in an economic slowdown. Global stock markets have also experienced increased volatility and, in certain cases, significant declines.

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The following table provides a summary of the Company’s subsidiaries and respective ownership percentage at March 31, 2021:

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

3. ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (“ASU No. 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the effect of adopting ASU No. 2019-12 and does not expect the ASU to have a material impact to its consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments — Equity Securities (Topic 321), Investments — Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU No. 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU No. 2020-01 is effective for the Company beginning January 1, 2021. The adoption of ASU did not have a material impact to the Company's consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
In October 2020, the FASB issued this ASU No. 2020-09, Debt - (Topic 470) ("ASU No. 2020-09"), which clarifies, streamlines, and in some cases eliminates, the disclosures a registrant must provide in lieu of the subsidiary’s audited financial statements. The rules require certain enhanced narrative disclosures, including the terms and conditions of the guarantees and how the legal obligations of the issuer and guarantor, as well as other factors, may affect payments to holders of the debt securities. The amendments in ASU No. 2020-09 are effective January 4, 2021 and earlier compliance is permitted. The adoption of ASU did not have a material impact to the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options ("ASU No. 2021-04"), which provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. ASU No. 2021-04 requires issuers to account for modifications or exchanges of freestanding equity-classified written call options (e.g., warrants) that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. The amendments in ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently evaluating the effect of adopting ASU No. 2021-04.

4. FAIR VALUE MEASUREMENTS
The following table provides the fair value measurement hierarchy of the Company’s assets and liabilities, except for those assets and liabilities that are short term in nature and approximate the fair values, as of the periods presented:

	Level 1	Level 2	Level 3	Total

As of March 31, 2021
Assets:
Investment – Cansativa	—	—	1,542	1,542
Total Assets	—	—	1,542	1,542
Liabilities:
Loans and borrowings	—	7,924	—	7,924
Warrant liability	—	—	23,912	23,912
Convertible notes	—	27,266	—	27,266
Total Liabilities	$—	$35,190	$23,912	$59,102

As of December 31, 2020
Assets:
Investment – Cansativa	—	—	1,553	1,553
Total Assets	$—	$—	$1,553	$1,553
Liabilities:
Loans and borrowings	$—	$6,701	$—	$6,701
Warrant liability	—	—	19,061	$19,061
Convertible notes	—	27,142	—	$27,142
Total Liabilities	$—	$33,843	$19,061	$52,904

During the three months ended March 31, 2021 and December 31, 2020, there were no transfers between fair value measurement levels.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

5. INVENTORY
Inventories are comprised of the following items as of the periods presented:

	March 31, 2021	December 31, 2020
Raw materials	$1,083	$1,148
Work in progress – cultivated cannabis	66	1,482
Work in progress – harvested cannabis and extracts	2,670	274
Finished goods – cannabis extracts	7,478	7,003
Finished goods – other	258	283
Total	$11,555	$10,190

6. INVESTMENTS

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
The Company recorded its investment in Cansativa at the cost basis of an aggregated amount of EUR 999.915, approximately $1,075, which is comprised of EUR 3.096 for the initial nominal amount of the Seed Financing Round and EUR 996.819 for the remaining Seed Financing Round (i.e., Capital Reserve Payment), with no transaction costs. Subsequent to the Seed Financing Round, the Company had an option, within 18 months after the Signing Date, to increase its investment in Cansativa by subscribing to up to 9,289 newly issued (additional) preferred shares (“Tranche 2 Option”) for an amount of up to EUR 3,000.06833 based on the same seed share price of EUR 322.97. When the Tranche 2 Option is exercised from time to time, the Company is entitled to subscribe to a number of up to 578 additional Seed Preferred Shares (in case of full exercise of the Tranche 2 Option) for their respective nominal value of EUR 1.00. The Company estimated that the value of the Tranche 2 Option at the time of the initial investment was approximately EUR 419 ($450). The Company’s equity method investment at the time of Seed Financing Round was approximately 10.53% of the book value of Cansativa’s net assets of approximately EUR 1,100, and approximately EUR 465 of equity method goodwill, as Cansativa was a newly formed entity with limited identifiable assets to which a significant fair value could be applied. The Company’s options to acquire additional shares in Cansativa are accounted for as equity instruments within the scope of ASC 321, Investments — Equity Securities.
In accordance with the seed investment agreement, in September 2019, the Company made an additional investment of approximately EUR 650, or approximately $722, for 2,138 shares in Cansativa, thereby increasing its equity ownership to

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
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
For the three months ended March 31, 2021 the Company's share of net losses from the investment were $11. For the three months ended March 31, 2020 the Company's share of net earnings from the investment were $10.

7. BUSINESS COMBINATIONS
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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
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

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of shareholders’ equity for the year ended December 31, 2020:

Recapitalization
Cash - SAMA trust and cash, net of redemptions	$86,644
Cash - SAMA PIPE	6,000
Non-cash PIK	(2,881)
Cash assumed from SAMA	698
Cash consideration to certain Clever Leaves shareholders	(3,057)
Less: transaction costs and advisory fees	(13,895)
Net Business Combination	$73,509
Non-cash PIK	2,881
Deferred issuance costs	1,503
Warranty liability	(29,841)
Net liabilities assumed from SAMA	(258)
Net contributions from Business Combination	$47,794

See Note11. for more information on all capital stock issuances.

8. INTANGIBLE ASSETS
The Company has acquired cannabis-related licenses as part of a business combination with a gross value of approximately $19,000, which have indefinite useful lives as they are expected to generate economic benefit to the Company in perpetuity. In addition, during 2019 the Company acquired finite-lived intangible assets with a gross value of approximately $7,091 as part of its Herbal Brands acquisition. During the three months ended March 31, 2021 and 2020 the Company recorded approximately $390 and $217, respectively, of amortization related to its finite-lived intangible assets.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following tables present details of the Company’s total intangible assets as of March 31, 2021 and December 31, 2020. The value of product formulation intangible asset is included in the value of Brand:

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$725	$200	0.2
Customer relationships	1,000	350	650	4.1
Customer list	650	249	401	3
Brand	4,516	878	3,638	8
Total finite-lived intangible assets	$7,091	$2,202	$4,889

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Total indefinite-lived intangible assets	$19,000	N/A	$19,000
Total intangible assets	$26,091	$2,202	$23,889

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$525	$400	0.5
Customer relationships	1,000	304	696	4.4
Customer list	650	217	433	3.3
Brand	4,516	766	3,750	8.3
Total finite-lived intangible assets	$7,091	$1,812	$5,279

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Total indefinite-lived intangible assets	$19,000	N/A	$19,000
Total intangible assets	$26,091	$1,812	$24,279

2020 Interim Impairment Testing

In conjunction with the impairment testing performed as of March 31, 2020 (refer to Note 9. for more detail) the Company reviewed finite-lived intangible assets for impairment. Indefinite-lived intangible assets, consisting of certain of the Company’s licenses, were reviewed as part of the impairment assessment during the first quarter of 2020 similar to goodwill, in accordance

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
with ASC 350. The Company did not recognize an impairment related to the carrying value of any of the Company’s finite or indefinite-lived intangible assets as a result of the impairment assessments performed as of March 31, 2020.

For each of the three months ended March 31, 2021 and 2020, no impairment was recognized related to the carrying value of any of the Company’s finite or indefinite-lived intangible assets.
Annual Impairment Testing
In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company performs its annual impairment test as of December 31 of each year. Refer to Note 9. for more detail.
Amortization Expense
The following table reflects the estimated future amortization expense for each period presented for the Company’s finite-lived intangible assets as of March 31, 2021:

Estimated Amortization Expense
2022	$1,728
2023	702
2024	585
2025	542
2026	542
Thereafter	790
Total	$4,889

9. GOODWILL

The following table presents goodwill by segment:

	Cannabinoid	Non- Cannabinoid	Total
Balance at December 31, 2020	$18,508	$—	$18,508

Balance at March 31, 2021	$18,508	$—	$18,508

Cumulative goodwill impairment charges(a)	$—	$1,682	$1,682

(a) Amount refers to cumulative goodwill impairment charges related to impairments recognized in 2020; no impairment charges were recognized during the three months ended March 31, 2021.

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company performs its annual impairment test as of December 31 of each year. The Company also reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of its goodwill may not be recoverable. After the close of each interim quarter, management assesses whether there exists any indicators of impairment requiring the Company to perform an interim goodwill impairment analysis.

For 2020, the Company performed a qualitative assessment to determine whether indicators of impairment existed. The Company considered, among other factors, the financial performance, industry conditions, as well as macroeconomic developments. Based upon such assessment, the Company determined that it was not more-likely-than-not that an impairment existed as of December 31, 2020. There were no further indicators of impairment during the first quarter of 2021.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
First quarter of 2020 Interim impairment Testing

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

10. DEBT

	March 31, 2021	December 31, 2020
Series D Convertible Notes due March 2022(a)	$27,266	$27,142
Herbal Brands Loan due May 2023 and other borrowings	7,924	6,701
Ending balance	$35,190	$33,843
____________
(a)Net of debt issuance costs of $608 and $741 in 2021 and 2020, respectively.

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
A noteholder may convert the principal amount, in whole or in part, at a minimum of $1,000 into common shares at a conversion price of $11.00 per share. The Company may issue financing securities (common shares) upon the exercise of the conversion options within each convertible note, in part or in whole, at the option of the holder at any time or at the option of the issuer subsequent to a trigger event (i.e., a qualified IPO at greater than or equal to $13.54 per common share, or a non-qualified IPO with a 10-day trailing volume weighted average price exceeding $13.54 per common share). The Company is contractually restricted from prepaying the obligations prior to the maturity date except in the case of (1) conversion of the whole or part of the principal amount or (2) a change in control which would trigger immediate repayment in full.

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
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

In connection with the Business Combination (Note 7.) and effective on the Closing Date, Clever Leaves and the holders of the 2022 Convertible Notes agreed to amend the terms of the 2022 Convertible Notes as follows: (i) decrease the interest rate to 8%, commencing January 1, 2021, and provide that such interest is to be paid in cash, quarterly in arrears; (ii) provide for the payment of all accrued and outstanding interest from January 1, 2020 to December 31, 2020 to be made in the form of PIK Notes; to consent to the transfer of the PIK Notes to SAMA in exchange for the PIPE Shares to be issued as part of the SAMA PIPE pursuant to the terms of the Subscription Agreements; (iii) at the option of Clever Leaves, satisfy the payment of quarterly interest by issuing the Company's common shares to the noteholders, at a price per share equal to 95% of the 10-day volume weighted average trading price of the Company's common shares ending three trading days prior to the relevant interest payment date (the “10-Day VWAP”); (iv) at the option of Clever Leaves, prepay, in cash, any or all amounts outstanding under the 2022 Convertible Notes at any time without penalty; (v) at the option of Clever Leaves on each quarterly interest payment date, repay up to the lesser of (a) $2,000, or (b) an amount equal to four times the average value of the daily volume of Holdco common shares traded during the 10-Day VWAP period, of the total amounts outstanding under the 2022 Convertible Notes at such time by issuing Holdco common shares to the noteholders at a price per share equal to 95% of the 10-Day VWAP; and (vi) at the option of each noteholder, in the event, following the Merger Effective Time, Clever Leaves, the Company or any of their respective affiliates proposes to issue equity securities for cash or cash equivalents (the “Equity Financing”) (save and except for certain exempt issuances) at any time after Clever Leaves, the Company or any of their respective affiliates completes one or more equity financings raising, in aggregate, net proceeds of $25,000 (net of reasonable fees, including reasonable accounting, advisory and legal fees, commissions and other out-of-pocket expenses and inclusive of net cash retained as a result of the Business Combination on the Merge Effective Time), convert an amount of principal and/or accrued interest owing under the 2022 Convertible Notes into subscriptions to purchase up to the noteholder’s pro rata share of 25% of the total securities issued under such Equity Financing on the same terms and conditions as such Equity Financing is offered to subscribers; provided, however, that if the noteholder does not elect to participate in such Equity Financing through the conversion of amounts owing under the 2022 Convertible Notes, then Clever Leaves shall be required to repay, in cash within five (5) business days following the closing of such Equity Financing, an amount equal to the noteholder’s pro rata share of 25% of the total net proceeds raised from such Equity Financing (collectively, the “November 2020 Convertible Amendments”). The November 2020 Convertible Amendments were accounted as debt modification. As of closing of the Business Combination, the conversion price was changed from $11.00 to $30.62 per share.

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
Herbal Brands Loan due May 2023

In April 2019 and in connection with the Herbal Brands acquisition, the Company entered into a loan agreement with Rock Cliff Capital under which the Company secured a non-revolving loan of $8,500 (the "Herbal Brands Loan"). The Herbal Brands Loan bears interest at 8.00% per annum, calculated based on the actual number of days elapsed, due and payable in arrears on the first day of each fiscal quarter commencing July 1, 2019. The Herbal Brands Loan is to be repaid or prepaid prior to its

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
maturity date May 2, 2023 and requires the Company to repay, on a quarterly basis, 85% of positive operating cash flows. The Company can also choose to prepay a portion of or the full balance of loan, subject to a fee equal to the greater of (i) zero, and (ii) $2,338, net of interest payments already paid on such prepayment date. This loan is secured by inventory, property plant and equipment and other assets as collateral.

In connection with the Herbal Brands Loan, the Company issued equity-classified warrants for Class C preferred shares to Rock Cliff Capital (the "Rock Cliff Warrants") with an initial fair value of $717, which was reflected in additional paid-in capital, with an initial expiration date of May 3, 2021. See Note 11. for further details regarding the Rock Cliff Warrants.
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
For the three months ended March 31, 2021 and 2020, the Company recognized interest expense of approximately $202 and $157, respectively, and repaid approximately nil and nil, respectively, of the Herbal Brands Loan in accordance with the terms of the loan agreement. The Company expects to repay approximately $1,000 to $1,300 of the Herbal Brands Loan in 2021.

Other Borrowings

Portugal line of credit

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed EUR 1.00 million (the "Portugal Line of Credit"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Line of Credit pays interest quarterly at a rate of Euribor plus 3.0 percentage points. Principal will be repaid through quarterly installments of approximately EUR 62,500 beginning February 28, 2022. As of March 31, 2021, the full amount borrowed was outstanding under the Portugal Line of Credit.

11. CAPITAL STOCK
Common Shares

As of March 31, 2021, the Company's amended and restated articles provided for an unlimited number of voting common shares without par value and an unlimited number of non-voting common shares without par value.

Preferred Shares
As of March 31, 2021, the Company's amended and restated certificate of incorporation provided for an unlimited number of preferred shares without par value. As of March 31, 2021, the Company had no preferred shares issued and outstanding.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Business Combination

In connection with the Business Combination, the consolidated statement of shareholders' equity has been retroactively restated to reflect the number of shares received in the Business Combination. The consolidated statement of shareholders' equity as of December 31, 2020 reflects the following transactions consummated in connection with the Business Combination in regards to outstanding instruments of Clever Leaves: (i) the conversion of the Series E Convertible Debentures to 984,567 of the Company's common shares, (ii) the conversion of the redeemable non-controlling interest of Eagle Canada, a former subsidiary of the Company, to 1,562,339 of the Company's common shares, adjusted to reflect the secondary sale of 287,564 of the Company's common shares, (iii) the automatic conversion, on a one-for-one basis, of Clever Leaves' Class C convertible preferred shares to 1,456,439 of the Company's common shares triggered by the consummation of the Business Combination, (iv) the automatic conversion, at the liquidation preference of 1.4x and conversion price per share of $3.288, of Class D Preferred Shares to 3,571,591 of the Company's common shares triggered by the consummation of the Business Combination (a Class D Liquidation Event), (v) the exercise of the warrants held by Neem Holdings, LLC for 300,000 of the Company's common shares, and (vi) the recapitalization of 1,168,421 shares and 8,486,300 shares of outstanding SAMA founders stock and SAMA common stock, respectively, to 9,654,721 of the Company's common shares.

In addition, SAMA founders received 1,140,423 common shares in exchange for their SAMA common stock as earnout shares. Under the terms these shares would be released from escrow as follows: (i) shares constituting 50% of the common shares reserve will be released to the Sponsor if the closing price of the Company's common shares on Nasdaq equals or exceeds $12.50 per share (as adjusted for shares splits, reverse splits, stock dividends, reorganizations, recapitalizations) for any 20 trading days within any consecutive 30 trading day period on or before the second anniversary of the Closing, and (ii) shares constituting the remaining 50% of the common shares reserve will be released to the Sponsor if the closing price of the Company's common shares on Nasdaq equals or exceeds $15.00 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations) for any 20 trading days within any consecutive 30 trading day period on or before the fourth anniversary of the Closing. As of December 31, 2020, the shares were legally outstanding, however since none of the performance condition were met, no shares were included in the Company's statement of shareholders equity. During the three months ended March 31, 2021, the condition for the first 50% of the share reserve was met and therefore 570,212 share are included in the Company's statement of shareholders equity.

Warrants

As of March 31, 2021, excluding the Rock Cliff warrants, the Company had outstanding 12,877,360 of its public warrants classified as a component of equity and 4,900,000 of its private warrants recognized as liability. Each warrant entitles the holder to purchase one common share at an exercise price of $11.50 per share commencing 30 days after the closing of the Business Combination and will expire on December 18, 2025, at 5:00 p.m., New York City time, or earlier upon redemption. Once the warrants are exercisable, the Company may redeem the outstanding public warrants at a price of $0.01 per warrant if the last reported sales price of the Company’s common shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders. The private warrants were issued in the same form as the public warrants but they (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis at the holder’s option, in either case as long as they are held by the initial purchasers or their permitted transferees (as defined in the warrant agreement). Once a private warrant is transferred to a holder other than an affiliate or permitted transferee, it is treated as a public warrant for all purposes. The terms of the warrants may be amended in a manner that may be adverse to holders with the approval of the holders of at least a majority 50.1% of the then outstanding warrants.

As of March 31, 2021, the Company received total proceeds of $1,410 from the exercise of 122,640 of its public warrants by their holders.

The private warrants are recorded as liabilities, with the offset to additional paid-in capital, and measured at fair value at inception and at each reporting period in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations and comprehensive loss in the period of change. As at March 31, 2021, the Company performed a valuation of the private warrants and as a result recorded a loss on remeasurement of approximately $4,851 in its statement of operations and comprehensive loss.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The Company determined the fair value of its private warrants using the Monte Carlo simulation model. The following assumptions were used to determine the fair value of the Private Warrants at March 31, 2021:

March 31, 2021
Risk-free interest rate	1.00%
Expected volatility	60%
Share price	$10.29
Exercise price	$11.50
Expiration date	December 18, 2025

•The risk-free interest rate assumptions are was based on U.S. dollar zero curve derived from swap rates at the valuation date, with a term to maturity matching the remaining term of warrants.
•The expected volatility assumptions are based on average of historical volatility based on comparable industry volatilities and implied volatility of public warrants.

Series D Convertible Notes due March 2022

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
12. GENERAL AND ADMINISTRATION
The components of general and administrative expenses were as follows:

	Three months ended
	March 31, 2021	March 31, 2020

Salaries and benefits	$3,326	$4,546
Office and administration	1,186	628
Professional fees	2,234	1,396
Share based compensation	1,550	416
Rent	260	465
Other	186	669
Total	$8,742	$8,120

13. SHARE-BASED COMPENSATION

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

As of March 31, 2021, the Company has reserved 2,813,215 common shares for issuance to its employees, directors, outside advisors and non-employee consultants pursuant to the 2020 Plan. Unless otherwise provided, at the time of grant, the options issued pursuant to the 2020 Plan generally expire ten years from the date of grant and generally vest over four years, with 25% of the award vesting in four equal installments. As of March 31, 2021 and December 31, 2020, 2,423,388 and 2,813,215 shares, respectively, were available for future grants of the Company’s common shares under the 2020 Plan.

Clever Leaves Holdings Inc. 2020 Earnout Award Plan

In connection with the Business Combination, the Company adopted the Clever Leaves Holdings Inc. 2020 Earnout Award Plan (the “Earnout Plan”). The purpose of the Earnout Plan is to provide equity awards following the Closing Date to certain directors, employees and consultants that have contributed to the Business Combination. Under the Earnout Plan, (i) shares constituting 50% of the share reserve will be issued only if the closing price of the Company's common shares on Nasdaq equals or exceeds $12.50 per share (as adjusted for shares splits, reverse splits, stock dividends, reorganizations, recapitalizations or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before the second anniversary of the Closing, and (ii) shares constituting the remaining 50% of the share reserve will be issued only if the closing price of the Company's common shares on Nasdaq equals or exceeds $15.00 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before the fourth anniversary of the Closing. Equity awards granted prior to these hurdles being met will vest only if the applicable hurdles are achieved; equity awards granted following the hurdles being achieved need not include the hurdles. In addition, the Company’s board of directors may choose to impose additional vesting conditions. As of March 31, 2021 and December 31, 2020, 401,282 and 1,440,000 shares, respectively, were available for future grants of the Company’s common shares under the Earnout Plan. As of March 31, 2021, 1,038,718 shares have been granted under the Earnout Plan.
The 2018 Plan, 2020 Plan, and Earnout Plan are administered by the Company’s board of directors or, at the discretion of the Company’s board of directors, by a committee thereof. The exercise prices, vesting and other restrictions are determined at the

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
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

Share-Based Award Valuation

The following table presents the weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock options and RSUs granted during periods presented:

Three Months Ended
March 31, 2021
Expected term	5.00 - 6.25
Risk-free interest rate	0.78 - 1.02%
Expected dividend yield	0.0%
Expected volatility	90%

Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2020:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as at December 31, 2020	896,888	$5.22	3.96	$2,889
Granted	51,434	$14.40	9.92
Exercised	—	$—	—	$—
Forfeited	—	$—	—
Balance as at March 31, 2021	948,322	$6.15	4.06	$3,922
Vested and expected to vest as at March 31, 2021	937,041	$6.10	4.07	$3,923
Vested and exercisable as at March 31, 2021	494,776	$6.17	3.71	$2,102

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for all stock options that had exercise prices lower than the fair value of the Company’s common shares.

The weighted-average grant-date fair value per share of share-based awards granted during the three months ended March 31, 2021 was $10.60.

Restricted Share Units
Time-based Restricted Share Units

The fair value for time-based RSUs is based on the closing price of the Company’s common shares on the grant date.

The following table summarizes the changes in the Company’s time-based restricted share unit activity during the three months ended March 31, 2021:

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2020	78,634	$3.25
Granted	338,393	14.33
Vested	(7,713)	14.40
Canceled/forfeited	—	—
Unvested as of March 31, 2021	409,314	$12.47

The total fair value of time-based RSUs vested during the three months ended March 31, 2021 and 2020 was $111 and nil, respectively.

Market-based Restricted Share Units

During the three months ended March 31, 2021, the Company granted RSUs with both a market condition and a service condition (market-based RSUs) to the Company’s employees. The market-based condition for these awards requires that the Company’s common shares maintain a closing price equal to or greater than $12.50 or $15.00 per share for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2022 or December 18, 2024, respectively. Provided that the market-based condition is satisfied, and the respective employee remains employed by the Company, the market-based restricted share units will vest in four equal annual installments on the applicable vesting date.

The following table presents the weighted-average assumptions used in the Monte Carlo simulation model to determine the fair value of the market-based restricted share units granted in the three months ended March 31, 2021:

Three Months Ended
March 31, 2021
Grant date share price	$14.40
Risk-free interest rate	0.5%
Expected dividend yield	0.0%
Expected volatility	90%
Expected life (in years)	1.8 - 3.8

The following table summarizes the changes in the Company’s market-based restricted share unit activity during the three months ended March 31, 2021:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2020	—	$—
Granted	1,038,718	13.89
Vested	—	—
Canceled/forfeited	—	—
Unvested as of March 31, 2021	1,038,718	$13.89

No market-based RSUs vested during the three months ended March 31, 2021 and no RSUs were granted during the three months ended March 31, 2020.

Share-Based Compensation Expense

During the three months ended March 31, 2021 and 2020, the Company recognized share-based compensation expense related

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
to its stock options of $356 and $416, respectively, in general and administrative expense in the consolidated statement of operations. The stock-based compensation expense related to unvested stock option awards not yet recognized as of March 31, 2021 and 2020 was $2,472 and $370, respectively, which is expected to be recognized over a weighted-average period of 1.8 years and 2.5 years, respectively.

During the three months ended March 31, 2021 and 2020, the Company recognized share-based compensation expense related to its RSUs of $1,194 and nil, respectively, in general and administrative expense in the consolidated statement of operations. The total compensation cost related to unvested RSU awards not yet recognized as of March 31, 2021 and 2020 was $18,602 and nil, respectively, which is expected to be recognized over a weighted-average period of 3.2 years and 0 years, respectively.
The Company recognized total share-based compensation expense of $1,550 and $416 for the three months ended March 31, 2021 and 2020, respectively, in general and administrative expense in the consolidated statement of operations. Share-based compensation costs were not tax deductible for the periods presented.

14. SEGMENT REPORTING
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

The Company’s management evaluates segment profit/loss for each of the Company’s operating segments. The Company defines segment profit/loss as income from continuing operations before interest, taxes, depreciation, amortization, share-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. The Company does not have any material inter-segment sales. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CEO. Segment goodwill and other intangible assets, net, are disclosed in Note 9 and Note 8, respectively.
As of March 31, 2021, the Company’s operations were organized in the following two reportable segments:
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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for the periods presented:

	Three months ended
	March 31, 2021	March 31, 2020
Segment Net Sales:
Cannabinoid	$677	$242
Non-Cannabinoid	2,800	2,672
Total Net Sales	3,477	2,914

Segment Profit (Loss):
Cannabinoid	(2,864)	(5,401)
Non-Cannabinoid	612	480
Total Segment Loss	$(2,252)	$(4,921)

Reconciliation:
Total Segment Loss	(2,252)	(4,921)
Unallocated corporate expenses	(3,387)	(1,804)
Non-cash share based compensation	(1,550)	(416)
Depreciation and amortization	(579)	(352)
Goodwill impairment	—	(1,682)
Loss from operations	$(7,768)	$(9,174)

Loss on fair value of derivative instrument	—	13
Loss(gain) on remeasurement of warrant liability	4,851	—
Loss on investments	—	161
Foreign exchange loss	759	48
Interest expense	978	836
Miscellaneous, net	(602)	(57)
Loss from operations before income taxes	$(13,754)	$(10,175)

During the three months ended March 31, 2021 and 2020, revenues from GNC and its affiliates accounted for approximately 19% and 36% of the Company’s net sales; the net sales attributable to the GNC are reflected in the non-cannabinoid segment. During 2021 and 2020, the Company's net sales for the non-cannabinoid segment were in the U.S.; cannabinoid net sales were outside of the U.S., primarily in Colombia and Australia.

	March 31, 2021	December 31, 2020
Long-lived assets
Cannabinoid	$27,148	$25,485
Non-Cannabinoid	162	176
Other(a)	26	19
	$27,336	$25,680

(a)“Other” includes long-lived assets primarily in the Company’s corporate offices.
Long-lived assets consist of non-current assets other than goodwill; intangible assets, net; deferred tax assets; investments in unconsolidated subsidiaries and equity securities; and financial instruments. The Company’s largest markets in terms of long-lived assets are Colombia and Portugal.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table disaggregates the Company’s revenues by channel for the for the periods presented:

	Three months ended
	March 31, 2021	March 31, 2020
Mass retail	$1,888	$1,021
Specialty, health and other retail	225	312
Distributors	1,232	1,339
E-commerce	132	242
	$3,477	$2,914

15. NET LOSS PER SHARE
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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share:

	Three Months Ended
	March 31, 2021	March 31, 2020
Numerator:
Net loss	$(13,765)	$(10,186)
Denominator:
Weighted-average common shares outstanding - basic and diluted	25,030,080	8,304,030

Net loss per share attributable to Clever Leaves Holdings Inc. common shareholders - basic and diluted	$(0.55)	$(1.23)

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The Company excluded the following potential common shares, presented based on amounts outstanding at March 31, 2021 and 2020, from the computation of diluted net loss per share attributable to common shareholders because including them would have had an anti-dilutive effect:

	March 31, 2021	March 31, 2020

Common stock warrants	17,850,460	—
SAMA earnout shares	570,211	—
Stock options	948,322	1,195,024
Unvested restricted share units	1,448,032	—
Total	20,817,025	1,195,024

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Factors Impacting our Business
We believe that our future success will primarily depend on the following factors:
Globalization of the industry.    Due to our multi-national operator (“MNO") model focused on geographic diversification, which distinguishes us from many of our competitors and allows us to scale our production in low-cost regions of the world, we believe we are well positioned to capitalize in markets where the medical cannabis and hemp industry offers a reasonably regulated and free flow of goods across national boundaries. While certain countries, such as Canada, have historically not welcomed imported cannabis or hemp products for commercial purposes, other countries, such as Germany and Brazil, depend primarily on imports.
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
The following table presents select operational and financial information of the Cannabinoid segment for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
Operational information:	2021	2020	Change
(In $000s,except kilogram and per gram data)
Kilograms (dry flower) harvested(a)	15,566	11,759	3,807	32%
Costs to produce (b)	$2,044	$1,744	$300	17%
Costs to produce per gram	$0.13	$0.15	$(0.02)	(13)%

Selected financial information:
Revenue	$663	$242	$421	N/M
Kilograms sold(c)	2,476	1,256	1,220	N/M
Revenue per grams sold	$0.27	$0.19	$0.08	42%
N/M: Not a meaningful percentage.
_______________
(a)Kilograms (dry flower) harvested  —  represents the weight of dried plants post-harvest both for sale and for research and development purposes. This operating metric is used to measure the productivity of our farms.
(b)Costs to produce  —  includes costs associated with cultivation, extraction, depreciation, quality assurance and supply chain related to kilograms (dry flower) harvested.
(c)Kilograms sold  —  represents the amount in kilograms of product sold in dry plant equivalents. Extract is converted to dry plant equivalent for purposes of this metric.
During three months ended March 31, 2021 and 2020 we sold 2,476 and 1,256 kilograms, respectively, of dry flower equivalents. For the three months ended March 31, 2021, our cannabinoid segment sales were primarily in Colombia, Australia, Israel and Brazil. The increase was primarily driven by the Company continued expansion of its sales activity for cannabinoid products.

We harvested 15,566 kilograms of cannabinoids in the three months ended March 31, 2021, as compared to 11,759 kilograms in the three months ended March 31, 2020. The increase was primarily attributable to the expansion of our cultivation facilities in Colombia, as well as addition of production capacity in Portugal.
Costs to produce were approximately $0.13 per gram of dry flower equivalent for the three months ended March 31, 2021, as compared to $0.15 per gram of dry flower equivalent for the three months ended March 31, 2020. The decrease in costs to produce per gram is primarily driven by the expansion of our cultivation facilities in Colombia and the resulting economies of scale, partly offset by higher cost per gram in Portugal.

Recent Developments

COVID-19 Pandemic
The Company expects its operations to continue to be affected by the ongoing outbreak of the 2019 coronavirus disease (“COVID-19”), which was declared a pandemic by the WHO in March 2020. The spread of COVID-19 has severely impacted many economies around the globe. In many countries, including those where the Company operates, businesses are being forced to cease or limit operations for long or indefinite periods of time. Measures taken to contain the spread of the virus, including travel bans, quarantines, social distancing, and closures of non-essential services have triggered significant disruptions to businesses worldwide, resulting in an economic slowdown. Global stock markets have also experienced increased volatility and, in certain cases, significant declines.

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

For more information on the potential impact of COVID-19 on our business, refer to “Risk Factors — Risks Related to Our Business — The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the global economy and to our business, and may have an adverse impact on our performance and results of operations” in our Annual Report on Form 10-K/A for the year ended December 31, 2020 ("2020 Form 10-K").

Portugal Licensing

In August 2020, we received a provisional license from the National Authority of Medicines and Health Products, the Portuguese pharmaceutical regulator (“INFARMED") to cultivate, import and export dried cannabis flower produced at our Portuguese cultivation site and in March 2021, we received our definitive license. Under the current license granted by INFARMED, our production facility in Portugal is currently cultivating cannabis for commercial purposes. Our Portugal facility received the Good Agricultural and Collection Practices (“GACP") certificate in March 2021. To maintain the GACP certificate, we must cultivate and operate under GACP guidelines.

These certificates must be renewed annually.

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

Following the closing of the Business Combination, the 2022 Convertible Notes remained outstanding, but are convertible into our common shares in accordance with their terms. For additional detail see " - Liquidity and Capital Resources - Debt - Convertible Note Amendments" our unaudited condensed consolidated interim financial statements for the three months ended March 31, 2021 included in this Form 10-Q.
EU GMP Certification
On July 8, 2020, Clever Leaves received European Union Good Manufacturing Practices ("EU GMP") certification from the Croatian Agency for Medicinal Products and Medical Devices for its post-harvest and extraction facilities located in Colombia. EU GMP certification is expected to expand Clever Leaves’ ability to serve the burgeoning European medical cannabis and hemp markets, which have rigorous quality, compliance, and regulatory requirements. Because we are among a small number of companies globally to have earned EU GMP certification, EU GMP certification is also expected to expand our early mover advantage in the pharmaceutical channel as global demand increases and more legal cannabis geographies emerge.
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

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Consolidated Statements of Net Loss Data
(in thousands of U.S. dollars)

	Three months ended March 31,
	2021	2020
Revenue	$3,477	$2,914
Cost of sales	(1,246)	(753)
Gross profit	2,231	2,161
General and administrative expenses	8,742	8,120
Sales and marketing expenses	678	1,181
Goodwill impairment	—	1,682
Depreciation and amortization expenses	579	352
Loss from operations	(7,768)	(9,174)
Interest expense, net	978	836
Loss on remeasurement of warrant liability	4,851	—
Loss on investments	—	161
Loss on fair value of derivative instrument	—	13
Foreign exchange loss	759	48
Other (income) expenses, net	(602)	(57)
Total other expenses, net	5,986	1,001
Loss before income taxes	(13,754)	(10,175)
Current income tax recovery	—	—
Deferred current income tax recovery	—	—
Equity investments and securities loss	11	11
Net loss	$(13,765)	$(10,186)
Net loss attributable to non-controlling interest	—	(904)
Net loss attributable to Company	$(13,765)	$(9,282)

Revenue by Channel
(in thousands of U.S. dollars)
The following table provides our revenues by channel for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021	2020
Mass retail	$1,888	$1,021
Specialty, health and other retail	225	312
Distributors	1,232	1,339
E-commerce	132	242
Total	$3,477	$2,914

Revenue
Revenue increased to $3,477 for the three months ended March 31, 2021 from $2,914 for the three months ended March 31, 2020. The increase was driven primarily by the increased sales in our Cannabinoid segment as the Company expands its sales pipeline.
Cost of sales
Cost of sales increased to $1,246 for the three months ended March 31, 2021 as compared to $753 for the three months ended March 31, 2020. The increase is due to increase in sales from both the Cannabinoid and Non-Cannabinoid segments in 2021.
Operating expenses
(in thousands of U.S. dollars)

	Three months ended March 31,
	2021	2020	Change
General and administrative	$8,742	$8,120	$622	8%
Sales and marketing	678	1,181	(503)	(43)%
Goodwill impairment	—	1,682	(1,682)	(100)%
Depreciation and amortization	579	352	227	64%
Total operating expenses	$9,999	$11,335

(as a percentage of revenue)
General and administrative	N/M	N/M
Sales and marketing	19%	41%
Goodwill impairment	—%	58%
Depreciation and amortization	17%	12%
Total operating expenses	N/M	N/M
N/M: Not a meaningful percentage
General and administrative. General and administrative expenses increased to $8,742 for the three months ended March 31, 2021 from $8,120 for the three months ended March 31, 2020. The increase was primarily due to higher legal and professional fees related to public company requirements, and higher office and administration expense, driven mainly by insurance costs. The increase was partly offset by lower overall employee costs, driven by measures taken in response to the COVID-19 pandemic in 2020, mostly offset by an increase in share-based compensation.

Sales and marketing. Sales and marketing expenses decreased to $678 for the three months ended March 31, 2021 from $1,181 for the three months ended March 31, 2020, primarily due to our cost control measures to address the impact from the COVID-19 pandemic.
Goodwill impairment. For the three months ended March 31, 2020, the Company recognized a goodwill impairment of $1,682 related to our Herbal Brands business. For more information, see Note 8. and Note 10. to our 2020 Form 10-K.
Depreciation and amortization. Depreciation and amortization expense increased to $579 for the three months ended March 31, 2021 from $352 for the three months ended March 31, 2020, primarily due to capital expenditures for the expansion of our cultivation and extraction assets. Additionally, the increase is attributable to the higher amortization expense during the three months ended March 31, 2021 due to increase of in-use assets, as well as the acceleration of the period over which the useful life of the GNC intangible asset is amortized.
Non-operating income and expenses
(in thousands of U.S. dollars)

	Three Months Ended March 31,
	2021	2020	Change
Interest expense, net	$978	$836	$142	17%
Loss on remeasurement of warrant liability	4,851	—	4,851	N/M
Loss on other investments	—	161	(161)	(100)%
Loss on fair value of derivative instrument	—	13	(13)	(100)%
Foreign exchange loss	759	48	711	N/M
Other (income) expenses, net	(602)	(57)	(545)	N/M
Total	$5,986	$1,001	$4,985	N/M
N/M: Not a meaningful percentage
Interest expense, net. Interest expense, net for the three months ended March 31, 2021 was $978 compared to $836 for the three months ended March 31, 2020. The increase was primarily attributable to increased interest expense associated with the additional paid-in-kind interest on the Herbal Brands loan, as well as higher debt issuance costs. The increase is partly offset by the lower interest rate on the 2022 Convertible Notes following the 2020 Convertible Note Amendments. For additional details, see Note 10. to our unaudited condensed consolidated interim financial statements for the three months ended March 31, 2021 included in this Form 10-Q.
Loss on remeasurement of warrant liability. Loss on remeasurement was $4,851 for the three months ended March 31, 2021 compared to nil for the three months ended March 31, 2020. The loss is directly attributable to the remeasurement of the warrant liability at March 31, 2021. For more information refer to Note 11. to our unaudited condensed consolidated interim financial statements for the three months ended March 31, 2021 included in this Form 10-Q.
Loss on investments. Loss on investment was nil for the three months ended March 31, 2021 compared to a loss of $161 for the three months ended March 31, 2020. The loss on investments for the three months ended March 31, 2020 was primarily related to the decline in the carrying value of our investments in Lift & Co. shares and Cansativa.
Loss on fair value of derivative instrument. The loss for the three months ended March 31, 2020 was driven by the fair value of the underlying derivative instruments.
Foreign exchange loss. The impact of foreign exchange for the three months ended March 31, 2021 was a loss of $759 compared to a loss of $48 for the three months ended March 31, 2020. The foreign exchange losses for the three months ended March 31, 2021 were primarily driven by the currency fluctuations of the Euro versus the U.S. Dollar.
Other (income) expenses, net. Other (income) expenses, net includes costs not individually material to our consolidated financial statements.

Operating Results by Business Segment
Our management evaluates segment profit/loss for each of the Company’s reportable segments. We define segment profit/loss as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 14. to our unaudited condensed consolidated interim financial statements for the three months ended March 31, 2021 included in this Form 10-Q.
Revenue by segment
(in thousands of U.S. dollars)

	Three months ended March 31,
	2021	2020
Segment Revenue:
Cannabinoid	$677	$242
Non-Cannabinoid	2,800	2,672
Total Revenue	$3,477	$2,914

Cannabinoid. Cannabinoid revenue increased to $677 for the three months ended March 31, 2021, from $242 for the three months ended March 31, 2020, driven primarily by our continued push to expand our Cannabinoid sales operations.
Non-Cannabinoid. Revenue for the three months ended March 31, 2021 increased to $2,800 from $2,672 for the three months ended March 31, 2020 and is attributable to the Herbal Brands business in the U.S. The increase was partly driven by favorable mix.
Segment profit/loss
(in thousands of U.S. dollars)

	Three months ended March 31,		Change
	2021	2020	$	%
Segment Profit/(Loss):
Cannabinoid	$(2,864)	$(5,401)	2,537	(47)%
Non-Cannabinoid	612	480	132	28%
Total Segment Loss (a)	$(2,252)	$(4,921)	2,669	(54)%

(a) For a reconciliation of segment profit/(loss) to loss before income taxes see Note 14. to our unaudited condensed consolidated interim financial statements for the three months ended March 31, 2021 included in this Form 10-Q.
Cannabinoid — Cannabinoid segment loss decreased to $2,864 for the three months ended March 31, 2021 from $5,401 for the three months ended March 31, 2020, primarily due to cost control measures implemented by us starting in the second quarter of 2020, as well as increased sales of cannabinoid products. The decrease was partly offset by costs incurred from the expansion of our operations in Colombia and Portugal.
Non-Cannabinoid — Non-Cannabinoid segment profit increased to $612 for the three months ended March 31, 2021 compared to $480 the three months ended March 31, 2020. The increase is primarily attributable to cost control measures implemented during the second quarter of 2020, which continued through the first quarter of 2021, as well as increased sales.

Liquidity and Capital Resources
The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented:
(in thousands of U.S. dollars)

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(10,627)	$(7,221)
Net cash used in investing activities	(2,216)	(1,655)
Net cash provided by financing activities	2,633	16,966
Effect of foreign currency translation on cash and cash equivalents	(75)	(13)
Cash, cash equivalents, and restricted cash beginning of period	79,460	13,198
Cash, cash equivalents, and restricted cash end of period	69,175	21,275
(Decrease) increase in cash and cash equivalents	$(10,285)	$8,077

Cash flows used in operating activities
The change in net cash used by operating activities during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, was primarily related to changes in use of working capital, partly offset by a lower net loss, net of non-cash items.
Cash flows from investing activities
The increase in net cash used in investing activities during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, was primarily related to higher capital expenditures in Portugal.
Cash flows from financing activities
The decrease in net cash provided by financing activities during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to the higher proceeds from debt and equity financings in the first quarter of 2020 compared to the first quarter of 2021.
Sources of Liquidity
We have historically financed our operations through the issuance of shares, the sale of convertible debentures and cash from operations. In connection with the closing of the Business Combination we received approximately $73,509 of net proceeds (refer to Note 7. to the unaudited condensed consolidated interim financial statements included within this Form 10-Q). As of March 31, 2021, and December 31, 2020, we had cash and cash equivalents of $68,724 and $79,107, respectively, which were held for working capital and general corporate purposes. This represents an overall decrease of $10,383.
We have had operating losses and negative cash flows from operations since inception and expect to continue to incur net losses for the foreseeable future until such time, if ever, that we can generate significant revenues from the sale of our available inventories. We anticipate that we will continue to incur losses from operations due to pre-commercialization activities, marketing and manufacturing activities, and general and administrative costs to support operations.

We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. While we have been successful in raising financing in the past, and did so as recently as the fourth quarter of 2020, there can be no assurances that additional financing will be available when needed on acceptable terms, or at all. The continued spread of COVID-19 and uncertain market conditions may further limit our ability to access capital. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, and suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, financial condition, and prospects.

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

We believe that cash on hand is sufficient to satisfy the Company's estimated liquidity needs during the twelve months from the issuance of the consolidated financial statements for the three months ended March 31, 2021. If this amount is subsequently insufficient for us to continue to operate as a going concern, we may need to raise additional cash through debt, equity or other forms of financing to fund future operations which may not be available on acceptable terms, or at all.
Debt
Total net debt outstanding as of March 31, 2021 was $35,190. The balance is comprised of the 2022 Convertible Notes of approximately $27,750 issued in March 2019, the debt of $8,500 issued to finance the Herbal Brands acquisition in April 2019, the debt related to Portugal Line of Credit, as well as other borrowings, net of principal repayments for the Herbal Brands Loan and debt issuance costs. For more information, see Note 10. to our unaudited condensed consolidated interim financial statements for the three months ended March 31, 2021 included in this Form 10-Q.
Total debt outstanding as of December 31, 2020 was $33,843. The balance is comprised of the 2022 Convertible Notes of approximately $27,750 issued in March 2019, the debt of $8,500 issued to finance the Herbal Brands acquisition in April 2019, as well as other borrowings, net of principal repayments for the Herbal Brands Loan and debt issuance costs.
Portugal Line of Credit

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed EURO 1 million (the "Portugal Line of Credit"), from a local lender, S.A., (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Line of Credit pays interest quarterly at a rate of Euribor plus 3.0 percentage points. Principal will be repaid through quarterly installments of approximately EURO 62,500 beginning February 28, 2022. As of March 31, 2021, the full amount borrowed was outstanding under the Portugal Line of Credit.
Herbal Brands Debt
In April 2019, to facilitate the financing the Herbal Brands acquisition, Herbal Brands entered into the Herbal Brands Loan with, and issued warrants to, a third-party lender, Rock Cliff Capital LLC (“Lender”).
The Herbal Brands Loan is a non-revolving loan with a principal amount of $8,500 and interest of 8% per annum due and payable in arrears on the first day of each fiscal quarter, commencing July 1, 2019, and calculated based on the actual number of days elapsed. In addition, Herbal Brands is required to pay in kind interest ("PIK") on the outstanding principal amount of the Herbal Brands Loan from August 27, 2020 until payment in full at a rate equal to 4.0% per annum, with such PIK interest being capitalized as additional principal to increase the outstanding principal balance of the Herbal Brands Loan on the first day of each fiscal quarter. The Herbal Brands Loan is to be repaid or prepaid prior to its maturity date of May 2, 2023. On a quarterly basis, the loan requires Herbal Brands to repay 85% of positive operating cash flows. Herbal Brands can also choose to prepay a portion or the Herbal Brands Loan, subject to a fee equal to the greater of (1) zero, and (2) $2,337, net of interest payments already paid (excluding PIK interest paid and PIK interest capitalized as outstanding principal) on such prepayment date. The Herbal Brands Loan is guaranteed by certain subsidiaries of the Company, secured by Herbal Brands’ assets and equity interests in Herbal Brands and is subject to certain covenants. The Herbal Brands Loan remained outstanding following the closing of the Business Combination.
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

Contingencies
In the normal course of business, we receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, as of March 31, 2021 any potential liabilities resulting from claims we have received would not have a material adverse effect on our consolidated financial statements.

Off-Balance Sheet Arrangements
We did not have off-balance sheet arrangements during the periods presented, other than the obligations discussed above.

Critical Accounting Policies and Significant Judgments and Estimates
See Part II, Item 7, "Critical Accounting Policies and Estimates" in our 2020 Form 10-K. There have been no material changes to our critical accounting policies and estimates since our 2020 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our exposures to market risk since December 31, 2020.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2021 were not effective due to a material weakness as described below.

Previously Identified Material Weakness

As disclosed in our 2020 Form 10-K, in connection with the audit of the Company’s financial statements as of and for the year ended December 31, 2020, our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified relates to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and to allow for proper segregation of duties b) lack of structures, reporting lines and appropriate authorities and responsibilities to achieve financial reporting objectives, and c) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls.

Remediation Plan

Management is committed to taking the steps necessary to remediate the control deficiencies that constituted the above material weakness. We have made the following enhancements to our control environment:

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

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weakness described above. Except as noted above, no change to our internal control over financial reporting occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Internal Control over Financial Reporting
Because of their inherent limitations, our disclosure controls and procedures and our internal control over financial reporting may not prevent material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to risks, including that the control may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
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

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our 2020 Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our 2020 Form 10-K.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1
Amended and Restated Articles of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 23, 2020).

4.1**	Specimen Common Share Certificate of Clever Leaves Holdings Inc.
4.2**	Specimen Warrant Certificate of Clever Leaves Holdings Inc.
4.3**	Assignment, Assumption and Amendment Agreement No. 2, dated as of April 12, 2021, among Clever Leaves Holdings Inc., Continental Stock Transfer & Trust Company and Computershare Inc.
10.1
Amendment No. 4, dated as of January 26, 2021, by and among Clever Leaves International Inc., Clever Leaves Holdings Inc., and other parties named therein (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K filed with the SEC by Clever Leaves Holdings Inc. on March 30, 2021).

10.2*
2020 Incentive Award Plan of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 (File No. 333-252241) filed with the SEC by Clever Leaves Holdings Inc. on January 19, 2021).

10.3*
Addendum to the Employment Agreement between Ecomedics S.A.S. and Julian Wilches effective as of February 25, 2021. (incorporated by reference to Exhibit 10.52 of the Annual Report on Form 10-K filed with the SEC by Clever Leaves Holdings Inc. on March 30, 2021).

10.4*
Employment Agreement, dated as of February 9, 2021, between NS US Holdings, Inc. and Henry R. Hague, III (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the year ended filed with the SEC by Clever Leaves Holdings Inc. on February 22, 2021).

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
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clever Leaves Holdings Inc.
May 17, 2021
	By:	/s/ Kyle Detwiler
	Name:	Kyle Detwiler
	Title:	Chief Executive Officer