Form 10-Q
period 2021-06-30
Clever Leaves Holdings Inc.
filed 2021-08-12
CIK 1819615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of registrant’s common shares and non-voting outstanding as of August 12, 2021 was 25,493,766 and 706,086, respectively.

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

ITEM 1. FINANCIAL STATEMENTS

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Financial Position
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

	Note	June 30, 2021	December 31, 2020
Assets
Current:
Cash and cash equivalents		$56,621	$79,107
Restricted cash		454	353
Accounts receivable, net		1,620	1,676
Prepaids, advances and other		3,790	3,174
Other receivables		1,843	1,306
Inventories, net	5	13,148	10,190
Total current assets		77,476	95,806

Investment – Cansativa	6	1,528	1,553
Property, plant and equipment, net of accumulated depreciation of $4,365 and $3,356 for the six months ended June 30, 2021 and December 31, 2020, respectively		28,704	25,680
Intangible assets, net	8,9	23,498	24,279
Goodwill	8,9	18,508	18,508
Other non-current assets		58	52
Total Assets		$149,772	$165,878

Liabilities
Current:
Accounts payable		$3,258	$4,429
Accrued expenses and other current liabilities		3,046	4,865
Current portion of Convertible notes	10	27,119	—
Warrant liability		22,736	19,061
Deferred revenue		435	870
Total current liabilities		56,594	29,225
Convertible notes	10	—	27,142
Loans and borrowings	10	6,559	6,701
Deferred revenue		1,565	1,167
Deferred tax liabilities		5,700	5,700
Other long-term liabilities		532	693
Total Liabilities		$70,950	$70,628

Shareholders’ equity
Common shares, without par value, unlimited shares authorized: 25,629,641 and 24,883,024 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	11	—	—
Preferred shares, without par value, unlimited shares authorized, nil shares issued and outstanding for each of June 30, 2021 and December 31, 2020	11	—	—
Additional paid-in capital		170,557	164,264
Accumulated deficit		(91,735)	(69,014)
Total equity attributable to shareholders		$78,822	$95,250
Total liabilities and shareholders' equity		$149,772	$165,878

See accompanying notes to the condensed consolidated financial statements

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

		Six Months Ended June 30,		Three Months Ended June 30,
	Note	2021	2020	2021	2020
Revenue	14	$7,149	$4,853	$3,672	$1,939
Cost of sales		(2,584)	(1,785)	(1,338)	(1,032)
Gross profit		4,565	3,068	2,334	907

Expenses
General and administrative	12	19,348	15,384	10,606	7,264
Sales and marketing		1,485	1,784	807	603
Goodwill impairment	9	—	1,682	—	—
Depreciation and amortization		1,103	717	524	365
Total expenses		21,936	19,567	11,937	8,232

Loss from operations		(17,371)	(16,499)	(9,603)	(7,325)

Other Expense (Income), Net
Interest expense, net		1,898	1,789	920	953
Loss (gain) on remeasurement of warrant liability	11	3,675	—	(1,176)	—
Loss on investments		—	228	—	67
Gain on fair value of derivative instrument		—	—	—	(13)
Foreign exchange loss		839	359	80	311
Other (income) expenses, net		(1,087)	48	(485)	105
Total other expense (income), net		5,325	2,424	(661)	1,423

Loss before loss from equity investment		$(22,696)	$(18,923)	(8,942)	(8,748)

Equity investment share of loss		25	16	14	5
Net loss		$(22,721)	$(18,939)	$(8,956)	$(8,753)
Net loss attributable to non-controlling interest		—	(1,648)	—	(744)

Net loss attributable to Clever Leaves Holdings Inc. common shareholders	15	$(22,721)	$(17,291)	$(8,956)	$(8,009)
Net loss per share attributable to Clever Leaves Holdings Inc. common shareholders - basic and diluted	15	$(0.90)	$(1.91)	$(0.35)	$(0.82)
Weighted-average common shares outstanding - basic and diluted	15	25,311,077	9,052,317	25,588,987	9,800,604

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

		Common Shares		Preferred Shares		Additional Paid-in Capital	Retained (Deficit)	Attributable to Non- controlling Interest	Total Shareholders’ Equity
		Shares	$	Shares	$
Balance at December 31, 2019 (as previously reported)		19,266,609	$2	5,988,957	$1	$77,428	$(31,933)	$4,695	$50,193
Retroactive application of recapitalization	11	(10,962,579)	(2)	(5,988,957)	(1)	3	—	—	—
Balance at December 31, 2019 (effect of recapitalization)		8,304,030	$—	—	$—	$77,431	$(31,933)	$4,695	$50,193
Stock-based compensation expenses		—	—	—	—	416	—	—	416
Net loss		—	—	—	—	—	(9,282)	(904)	(10,186)
Balance at March 31, 2020		8,304,030	$—	—	$—	$77,847	$(41,215)	$3,791	$40,423

Stock issuances		2,015,148	—	—	—	14,021	—	—	14,021
Stock based compensation		—	—	—	—	296	—	—	296
Share repurchase		(233,788)	—	—	—	(6,250)	—	—	(6,250)
Exercise of stock options		47,607	—	—	—	12	—	—	12
Net loss		—	—	—	—	—	(8,009)	(744)	(8,753)
Balance at June 30, 2020		10,132,997	$—	—	$—	$85,926	$(49,224)	$3,047	$39,749

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity (continued)
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

		Common Share		Preferred Shares		Additional Paid-in Capital	Retained (Deficit)	Total Shareholders’ Equity
		Shares	$	Shares	$
Balance at December 31, 2020		24,883,024	—	—	—	164,264	(69,014)	95,250
Stock-based compensation expense	13	—	—	—	—	1,550	—	1,550
Issuance of common shares upon vesting of RSUs	13	7,713	—	—	—	—	—	—
Founders earnout shares vested	11	570,212	—	—	—	—	—	—
Net loss		—	—	—	—	—	(13,765)	(13,765)
Common shares issued for exercise of warrants	11	122,639	—	—	—	1,410	—	1,410
Balance at March 31, 2021		25,583,588	$—	—	$—	$167,224	$(82,779)	$84,445

Stock-based compensation expense		—	—	—	—	3,323	—	3,323
Stock option exercise	13	40,942	—	—	—	10	—	10
Issuance of common shares upon vesting of RSUs		5,111	—	—	—	—	—	—
Net loss		—	—	—	—	—	(8,956)	(8,956)
Balance at June 30, 2021		25,629,641	$—	—	$—	$170,557	$(91,735)	$78,822

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands of U.S. Dollars)
(Unaudited)

		Six Months Ended June 30,
		2021	2020
Operating Activities
Net loss		$(22,721)	$(18,939)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization		1,377	717
Loss on remeasurement of warrant liability	11	3,675	—
Foreign exchange loss		839	330
Share-based compensation expense	13	4,873	713
Goodwill impairment	9	—	1,682
Other non cash expense (income), net		(538)	1,527
Loss on investment		—	244
Loss on equity method investment, net	6	25	—
Changes in operating assets and liabilities:
Decrease in accounts receivable		56	43
(Increase) decrease in prepaid expenses		(616)	2,573
(Increase) decrease in other receivable		(543)	237
Increase in inventory	5	(2,958)	(2,238)
(Decrease) in accounts payable and other current liabilities		(2,990)	(131)
Decrease in other non-current liabilities and other items		25	(1,301)
Net cash used in operating activities		$(19,496)	$(14,543)

Investing Activities
Purchase of property, plant and equipment		(4,319)	(3,436)
Net cash used in investing activities		$(4,319)	$(3,436)

Financing Activities
Proceeds from issuance of shares, net of issuance costs	13	—	14,021
Proceeds from issuance of long term debt, net of issuance costs	10	—	2,645
Other borrowings		1,223	992
Purchase and cancellation of shares	13	—	(6,250)
Proceeds from exercise of warrants	11	1,410	—
Repayment of debt		(1,107)	(429)
Stock option exercise	13	10	—
Net cash provided by financing activities		$1,536	$10,979
Effect of exchange rate changes on cash, cash equivalents & restricted cash		(106)	(29)
(Decrease) in cash, cash equivalents & restricted cash (a)		$(22,385)	$(7,029)
Cash, cash equivalents & restricted cash, beginning of period (a)		79,460	13,198
Cash, cash equivalents & restricted cash, end of period (a)		$57,075	$6,169

(a) These amounts include restricted cash of $454 and $2,954 as of June 30, 2021 and June 30, 2020, respectively. The June 30, 2021 restricted cash is comprised primarily of cash on deposit for certain lease arrangements. June 30, 2020 balance represents amounts on deposit from investors related to the tranche 1 of the Series E financing round, as well as cash on deposit for certain lease arrangements.

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

1. CORPORATE INFORMATION

Clever Leaves Holdings Inc. (the “Company”) is a multi-national U.S.based holding company focused on cultivating, extracting and selling cannabinoids. In addition to the cannabinoid business, we are also engaged in the non-cannabinoid business of manufacturing and selling homeopathic and other natural remedies, wellness products, and nutraceuticals. The Company is incorporated under the Business Corporations Act of British Columbia, Canada.

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

2. BASIS OF PRESENTATION
The accompanying interim condensed consolidated financial statements (“Financial Statements”) of the Company are unaudited. These Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10Q and Article 10 of regulation S-X; and accordingly, do not include all disclosures required for annual financial statements. These Financial Statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. Interim period results are not necessarily indicative of results to be expected for the full year.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
These Financial Statements should be read in conjunction with the Company’s 2020 audited consolidated financial statements and related notes in our 2020 Form 10-K.

Prior Period Reclassification- Certain prior period reclassifications were made to conform to the current period presentation.
Going Concern
These consolidated financial statements have been prepared in accordance with U.S. GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of June 30, 2021, as well as operating losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time that it can generate significant revenues from the sale of its available inventories.

The Company’s management believes that the Company’s current cash position, following the consummation of the Business Combination on closing date, and management’s plans to continue similar operations with increased marketing, which the Company believes will result in increased revenue and an improvement in net income, will satisfy the Company's estimated liquidity needs during the twelve months from the issuance of the consolidated financial statements. Subsequent to June 30, 2021, the Company raised additional financing by issuing secured Convertible Note as discussed in Note 16.

Impact of COVID-19 Pandemic

The Company expects its operations to continue to be affected by the ongoing outbreak of the 2019 coronavirus disease (“COVID-19”), which was declared a pandemic by the WHO in March 2020. The spread of COVID-19 has severely impacted many economies around the globe. In many countries, including those where the Company operates, businesses have been forced to cease or limit operations for long or indefinite periods of time. Measures taken to contain the spread of the virus, including travel bans, quarantines, social distancing, and closures of non-essential services have triggered significant disruptions to businesses worldwide, resulting in an economic slowdown. Governments and central banks have responded with monetary and fiscal interventions to stabilize economic conditions and the Company has taken steps to obtain financial assistance made available from jurisdictional governments, however the Company expects its 2021 financial performance to continue to be impacted and result in a delay of certain of its go-to-market initiatives.

Given the continued evolution of the COVID-19 pandemic and the related complexities and uncertainties associated with the additional variants, the Company’s business operations could be significantly impacted. We continue to monitor closely the impact of COVID-19, with a focus on the health and safety of our employees, and business continuity. We have implemented various measures to reduce the spread of the virus including requiring that our non-production employees work from home, restricting visitors to production locations, screening employees with infrared temperature readings and requiring them to complete health questionnaires on a daily basis before they enter facilities, implementing social distancing measures at our production locations, enhancing facility cleaning protocols, and encouraging employees to adhere to preventative measures recommended by the WHO. Our global operational sites have been reduced to business-critical personnel only and physical distancing measures are in effect. In addition, since our non-production workforce can effectively work remotely using various technology tools, we are able to maintain our full operations. Although our operational sites remain open, mandatory or voluntary self-quarantines may further limit the staffing of our facilities.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The following table provides a summary of the Company’s subsidiaries and respective ownership percentage at December 31, 2020 and June 30, 2021:

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

3. ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (“ASU No. 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 is effective for the Company beginning January 1, 2021. The ASU has no material impact to its consolidated financial statements.
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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which was further clarified by ASU 2018-10, “Codification Improvements to Topic 842, Leases”, and ASU 2018-11, “Leases—Targeted Improvements”, both issued in July 2018. ASU 2016-02 affects all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. The effective date of this ASU has now been delayed for two years by the issuance of ASU 2020-05 and the Company will be adopting this standard on January 1, 2022. While the Company expects the adoption of these standards will not result in a material increase to the reported assets and liabilities, the Company has not yet determined the full impact that the adoption of this standard will have on its condensed consolidated financial statements.

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
4. FAIR VALUE MEASUREMENTS
The following table provides the fair value measurement hierarchy of the Company’s assets and liabilities, except for those assets and liabilities that are short term in nature and approximate the fair values, as of the periods presented:

	Level 1	Level 2	Level 3	Total

As of June 30, 2021
Assets:
Investment – Cansativa	—	—	1,528	1,528
Total Assets	—	—	1,528	1,528
Liabilities:
Loans and borrowings	—	6,559	—	6,559
Warrant liability	—	—	22,736	22,736
Convertible notes	—	27,119	—	27,119
Total Liabilities	$—	$33,678	$22,736	$56,414

As of December 31, 2020
Assets:
Investment – Cansativa	—	—	1,553	1,553
Total Assets	$—	$—	$1,553	$1,553
Liabilities:
Loans and borrowings	$—	$6,701	$—	$6,701
Warrant liability	—	—	19,061	$19,061
Convertible notes	—	27,142	—	$27,142
Total Liabilities	$—	$33,843	$19,061	$52,904
During the six months ended June 30, 2021, there were no transfers between fair value measurement levels.

The change in fair value of warrant liabilities related to private warrants during the six months ended June 30, 2021 and 2020 is as follows:

Private Placement Warrants	Total Warrant Liability
Warrant liability at December 31, 2020	$19,061
Change in fair value of warrant liability	$4,851
Warrant liabilities at March 31, 2021	$23,912
Change in fair value of warrant liabilities	$(1,176)
Warrant liabilities at June 30, 2021	$22,736

The Company determined the fair value of its private warrants using the Monte Carlo simulation model. The following assumptions were used to determine the fair value of the Private Warrants at December 31,2020 and June 30,2021:

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	As of
	June 30, 2021	December 31, 2020
Risk-free interest rate	0.76%	0.43%
Expected volatility	60%	60%
Share Price	$10.15	$8.90
Exercise Price	$11.50	$11.50
Expiration date	December 18, 2025	December 18, 2025
•The risk-free interest rate assumptions are was based on U.S. dollar zero curve derived from swap rates at the valuation date, with a term to maturity matching the remaining term of warrants.
•The expected volatility assumptions are based on average of historical volatility based on comparable industry volatilities of public warrants.

5. INVENTORY
Inventories are comprised of the following items as of the periods presented:

	June 30, 2021	December 31, 2020
Raw materials	$1,035	$1,148
Work in progress – cultivated cannabis	67	1,482
Work in progress – harvested cannabis and extracts	3,230	274
Finished goods – cannabis extracts	8,556	7,003
Finished goods – other	260	283
Total	$13,148	$10,190

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
For the three and six months ended June 30, 2021 the Company's share of net losses from the investment were $14 and $25, respectively. For the three and six months ended June 30, 2020 the Company's share of net losses from the investment were $5 and $16, respectively.

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

In connection with the Business Combination, SAMA obtained commitments (the “Subscription Agreements”) from certain investors (the “Subscribers”) to purchase $8,881 in shares of SAMA common stock for a purchase price of $9.50 per share, in the SAMA PIPE. As part of the SAMA PIPE, certain Subscribers who were holders of the 2022 Convertible Notes agreed to purchase shares of SAMA common stock in exchange for the transfer of the PIK Notes received in satisfaction of approximately $2,881 of accrued and outstanding interest under the 2022 Convertible Notes from January 1 to December 31, 2020. Prior to the effective time of the Merger, SAMA issued an aggregate of 934,819 shares of SAMA common stock the Subscribers in the SAMA PIPE that were exchanged for our common shares, on a one-for-one basis, in connection with the Closing.

The Business Combination is accounted for as a recapitalization in accordance with U.S. GAAP. Under this method of accounting, SAMA was treated as the "acquired" company for financial reporting purposes (see Note 1). Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Clever Leaves issuing shares for the net assets of SAMA, accompanied by a recapitalization. The net assets of SAMA are stated at historical cost, with no goodwill or other intangible assets recorded.

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

See Note 11. for more information on all capital stock issuances.

8. INTANGIBLE ASSETS
The Company has acquired cannabis-related licenses as part of a business combination with a gross value of approximately $19,000, which have indefinite useful lives as they are expected to generate economic benefit to the Company in perpetuity. In addition, during 2019 the Company acquired finite-lived intangible assets with a gross value of approximately $7,091 as part of its Herbal Brands acquisition. During the six months ended June 30, 2021 and 2020 the Company recorded approximately $781 and $438, respectively, of amortization related to its finite-lived intangible assets. During the three months ended June 30, 2021

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
and 2020 the Company recorded approximately $391 and $227, respectively, of amortization related to its finite-lived intangible assets.
The following tables present details of the Company’s total intangible assets as of June 30, 2021 and December 31, 2020. The value of product formulation intangible asset is included in the value of Brand:

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0
Customer relationships	1,000	395	605	3.9
Customer list	650	282	368	2.8
Brand	4,516	991	3,525	7.8
Total finite-lived intangible assets	$7,091	$2,593	$4,498

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Total indefinite-lived intangible assets	$19,000	N/A	$19,000
Total intangible assets	$26,091	$2,593	$23,498

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$525	$400	0.5
Customer relationships	1,000	304	696	4.4
Customer list	650	217	433	3.3
Brand	4,516	766	3,750	8.3
Total finite-lived intangible assets	$7,091	$1,812	$5,279

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Total indefinite-lived intangible assets	$19,000	N/A	$19,000
Total intangible assets	$26,091	$1,812	$24,279

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

For each of the three and six months ended June 30, 2021 and 2020, no impairment was recognized related to the carrying value of any of the Company’s finite or indefinite-lived intangible assets.
Annual Impairment Testing
In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company performs its annual impairment test as of December 31 of each year. Refer to Note 9. for more detail.
Amortization Expense
The following table reflects the estimated future amortization expense for each period presented for the Company’s finite-lived intangible assets as of June 30, 2021:

Estimated Amortization Expense
2021	382
2022	$795
2023	715
2024	542
2025	572
Thereafter	1,492
Total	$4,498

9. GOODWILL

The following table presents goodwill by segment:

	Cannabinoid	Non- Cannabinoid	Total
Balance at December 31, 2020	$18,508	$—	$18,508

Balance at June 30, 2021	$18,508	$—	$18,508

Cumulative goodwill impairment charges(a)	$—	$1,682	$1,682

(a) Amount refers to cumulative goodwill impairment charges related to impairments recognized in 2020; no impairment charges were recognized during the three and six months ended June 30, 2021.

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

For 2020, the Company performed a qualitative assessment to determine whether indicators of impairment existed. The Company considered, among other factors, the financial performance, industry conditions, as well as macroeconomic developments. Based upon such assessment, the Company determined that it was not more-likely-than-not that an impairment existed as of December 31, 2020. There were no further indicators of impairment during the three and six months ended June 30, 2021.

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

Following the results of such assessment, the Company recorded an impairment for the full carrying value of the operating segment’s goodwill carrying value. The Company calculated the fair value of the operating segment using discounted estimated future cash flows. The weighted-average cost of capital used in testing the reporting unit for impairment was 19%, with a perpetual growth rate of 2%. As a result of this interim impairment testing, the Company recognized a $1,682 non-cash goodwill impairment charge related to the non-cannabinoid operating segment in the first quarter of 2020. Following the recognition of this non-cash goodwill impairment charge, the operating segment’s goodwill was nil.

10. DEBT

	June 30, 2021	December 31, 2020
Series D Convertible Notes due March 2022(a)	$27,119	$27,142
Herbal Brands Loan due May 2023 and other borrowings	6,559	6,701
Total Debt	$33,678	$33,843
Less: Current portion of long-term debt	(27,119)	—
Ending balance	$6,559	$33,843
(a)Net of debt issuance costs of $483 and $741 in 2021 and 2020, respectively.

Series D Convertible Notes due March 2022

In March 2019 and in connection with the Company's Series D fundraising, the Company issued secured convertible notes totaling $27,750, with maturity date of March 30, 2022 (“2022 Convertible Notes”). The 2022 Convertible Notes bore interest of 8.00% per annum, payable quarterly in arrears, and were secured through collateral, guarantee, and pledge agreements signed between the Company, the noteholders, and an appointed paying and collateral agent. Specifically, the 2022 Convertible Notes were guaranteed by the Company’s subsidiaries and secured by 1,300,002 common shares of pledged equity interests in specific subsidiaries.
A noteholder could convert the principal amount, in whole or in part, at a minimum of $1,000 into common shares at a conversion price of $11.00 per share. The Company could issue financing securities (common shares) upon the exercise of the conversion options within each convertible note, in part or in whole, at the option of the holder at any time or at the option of the issuer subsequent to a trigger event (i.e., a qualified IPO at greater than or equal to $13.54 per common share, or a non-qualified IPO with a 10-day trailing volume weighted average price exceeding $13.54 per common share). The Company was contractually restricted from prepaying the obligations prior to the maturity date except in the case of (1) conversion of the whole or part of the principal amount or (2) a change in control which would trigger immediate repayment in full.

In its assessment to determine the accounting treatment for the Class C Preferred Shares and 2022 Convertible Notes, the Company reviewed the guidance in ASC 480 — Distinguishing Liabilities from Equity. Based on the analysis the Company deemed that the: 1) Class C Preferred Shares meet the criteria for a freestanding equity classified instrument that are initially measured at fair value and subsequent changes to their fair are not recognized; and 2) 2022 Convertible Notes were debt-like in nature. In its assessment, the Company considered the terms and features within the hybrid instrument, including redemption consideration, the preferred shares’ cumulative dividend, voting rights, contingent and optional conversion feature, as well as the liquidation rights, prior to concluding on the classification. Following the review, no features were segregated, and no derivative instruments or beneficial conversion features were recognized. As a result, upon issuance, the Company recognized

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
approximately $30,258 of Class C Preferred Shares and approximately $27,750 of Series D convertible debt on its statement of financial position.
In March 2020, the Company amended certain terms of its 2022 Convertible Notes. As a result of this amendment the Company amended the 2022 Convertible Notes to provide for an increase in the rate of interest payable on the principal amount to 10% and to provide that such interest could be payable in-kind at maturity. In addition, the Company amended the restrictive covenants to allow for the creation, incurrence or assumption of certain additional debt, as well as to extend the date on which the Company was required to deliver its audited year-end financial statements. The amendments were accounted for as debt modification.

In connection with the Business Combination (Note 7.) and effective on the Closing Date, Clever Leaves and the holders of the 2022 Convertible Notes agreed to amend the terms of the 2022 Convertible Notes as follows: (i) decrease the interest rate to 8%, commencing January 1, 2021, and provide that such interest is to be paid in cash, quarterly in arrears; (ii) provide for the payment of all accrued and outstanding interest from January 1, 2020 to December 31, 2020 to be made in the form of PIK Notes; to consent to the transfer of the PIK Notes to SAMA in exchange for the PIPE Shares to be issued as part of the SAMA PIPE pursuant to the terms of the Subscription Agreements; (iii) at the option of Clever Leaves, satisfy the payment of quarterly interest by issuing the Company's common shares to the noteholders, at a price per share equal to 95% of the 10-day volume weighted average trading price of the Company's common shares ending three trading days prior to the relevant interest payment date (the “10-Day VWAP”); (iv) at the option of Clever Leaves, prepay, in cash, any or all amounts outstanding under the 2022 Convertible Notes at any time without penalty; (v) at the option of Clever Leaves on each quarterly interest payment date, repay up to the lesser of (a) $2,000, or (b) an amount equal to four times the average value of the daily volume of Holdco common shares traded during the 10-Day VWAP period, of the total amounts outstanding under the 2022 Convertible Notes at such time by issuing Holdco common shares to the noteholders at a price per share equal to 95% of the 10-Day VWAP; and (vi) at the option of each noteholder, in the event, following the Merger Effective Time, Clever Leaves, the Company or any of their respective affiliates proposed to issue equity securities for cash or cash equivalents (the “Equity Financing”) (save and except for certain exempt issuances) at any time after Clever Leaves, the Company or any of their respective affiliates completes one or more equity financings raising, in aggregate, net proceeds of $25,000 (net of reasonable fees, including reasonable accounting, advisory and legal fees, commissions and other out-of-pocket expenses and inclusive of net cash retained as a result of the Business Combination on the Merge Effective Time), convert an amount of principal and/or accrued interest owing under the 2022 Convertible Notes into subscriptions to purchase up to the noteholder’s pro rata share of 25% of the total securities issued under such Equity Financing on the same terms and conditions as such Equity Financing is offered to subscribers; provided, however, that if the noteholder did not elect to participate in such Equity Financing through the conversion of amounts owing under the 2022 Convertible Notes, then Clever Leaves shall be required to repay, in cash within five (5) business days following the closing of such Equity Financing, an amount equal to the noteholder’s pro rata share of 25% of the total net proceeds raised from such Equity Financing (collectively, the “November 2020 Convertible Amendments”). The November 2020 Convertible Amendments were accounted as debt modification. As of closing of the Business Combination, the conversion price was changed from $11.00 to $30.62 per share.

In connection with the November 2020 Amendments, the Required Holders (as that term is defined in the amended and restated intercreditor and collateral agency agreement, dated as of May 10, 2019, in respect of the 2022 Convertible Notes) agreed to waive Clever Leaves’ required compliance with certain restrictive covenants set forth in the 2022 Convertible Notes solely for the purposes of allowing Clever Leaves, Holdco and their affiliates to complete the Business Combination, and agreed to direct GLAS Americas LLC, as collateral agent in respect of the 2022 Convertible Notes, to further provide its consent therefor.

In accordance with the terms of the 2022 Convertible Notes and in connection with the November 2020 Amendments, Holdco, 1255096 B.C. Ltd. and SAMA (as the surviving corporation of the Merger) each entered into a guarantee agreement in favor of the collateral agent in respect of the 2022 Convertible Notes (the “Guarantees”) and became guarantors thereunder. Further, the terms of the amended and restated pledge agreement, dated as of May 10, 2019, made by Clever Leaves in favor of the collateral agent was amended such that Holdco and certain of its subsidiaries, as the case may be, in connection with the Business Combination, pledged all of the shares in the capital of each of Clever Leaves, 1255096 B.C. Ltd., SAMA (as the surviving corporation of the Merger), Northern Swan International, Inc. and NS US Holdings, Inc. to the collateral agent.

Subsequently, on July 19, 2021, the 2022 Convertible Notes with accrued interest through that date were settled. Please refer to Note 16 for more details.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Herbal Brands Loan due May 2023

In April 2019 and in connection with the Herbal Brands acquisition, the Company entered into a loan agreement with Rock Cliff Capital under which the Company secured a non-revolving loan of $8,500 (the "Herbal Brands Loan"). The Herbal Brands Loan bears interest at 8.00% per annum, calculated based on the actual number of days elapsed, due and payable in arrears on the first day of each fiscal quarter commencing July 1, 2019. The Herbal Brands Loan is to be repaid or prepaid prior to its maturity date May 2, 2023 and requires the Company to repay, on a quarterly basis, 85% of positive operating cash flows. The Company can also choose to prepay a portion of or the full balance of the loan, subject to a fee equal to the greater of (i) zero, and (ii) $2,338, net of interest payments already paid on such prepayment date. This loan is secured by inventory, property plant and equipment and other assets as collateral.

In connection with the Herbal Brands Loan, the Company issued equity-classified warrants for Class C preferred shares to Rock Cliff Capital (the "Rock Cliff Warrants") with an initial fair value of $717, which was reflected in additional paid-in capital, with an initial expiration date of May 3, 2021. Refer to Note 11 for further details regarding the Rock Cliff Warrants.
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
For the six months ended June 30, 2021 and 2020, the Company recognized interest expense of approximately $390 and $310, respectively, and repaid approximately $1,107 and $429, respectively, of the Herbal Brands Loan in accordance with the terms of the loan agreement. For the three months ended June 30, 2021 and 2020, the Company recognized interest expense of approximately $188 and $154, respectively, and repaid approximately $1,107 and $414, respectively, of the Herbal Brands Loan in accordance with the terms of the loan agreement.

Other Borrowings

Portugal line of credit

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed EUR 1.00 million (the "Portugal Line of Credit"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Line of Credit pays interest quarterly at a rate of Euribor plus 3.0 percentage points. Principal will be repaid through quarterly installments of approximately EUR 62.5 beginning February 28, 2022. As of June 30, 2021, the full amount borrowed was outstanding under the Portugal Line of Credit.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
11. CAPITAL STOCK
Common Shares

As of June 30, 2021, the Company's amended and restated articles provided for an unlimited number of voting common shares without par value and an unlimited number of non-voting common shares without par value.

Preferred Shares
As of June 30, 2021, the Company's amended and restated certificate of incorporation provided for an unlimited number of preferred shares without par value. As of June 30, 2021, the Company had no preferred shares issued and outstanding.

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

In addition, SAMA founders received 1,140,423 common shares in exchange for their SAMA common stock as earnout shares. Under the terms these shares would be released from escrow as follows: (i) shares constituting 50% of the common shares reserve will be released to the Sponsor if the closing price of the Company's common shares on Nasdaq equals or exceeds $12.50 per share (as adjusted for shares splits, reverse splits, stock dividends, reorganizations, recapitalizations) for any 20 trading days within any consecutive 30 trading day period on or before the second anniversary of the Closing, and (ii) shares constituting the remaining 50% of the common shares reserve will be released to the Sponsor if the closing price of the Company's common shares on Nasdaq equals or exceeds $15.00 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations) for any 20 trading days within any consecutive 30 trading day period on or before the fourth anniversary of the Closing. As of December 31, 2020, the shares were legally outstanding, however since none of the performance condition were met, no shares were included in the Company's statement of shareholders equity. During the three months ended June 30, 2021, the condition for the first 50% of the shares reserve was met and therefore 570,212 shares are included in the Company's statement of shareholders equity.

Warrants

As of June 30, 2021, excluding the Rock Cliff warrants, the Company had outstanding 12,877,361 of its public warrants classified as a component of equity and 4,900,000 of its private warrants recognized as liability. Each warrant entitles the holder to purchase one common share at an exercise price of $11.50 per share commencing 30 days after the closing of the Business Combination and will expire on December 18, 2025, at 5:00 p.m., New York City time, or earlier upon redemption. Once the warrants are exercisable, the Company may redeem the outstanding public warrants at a price of $0.01 per warrant if the last reported sales price of the Company’s common shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders. The private warrants were issued in the same form as the public warrants but they (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis at the holder’s option, in either case as long as they are held by the initial purchasers or their permitted transferees (as defined in the warrant agreement). Once a private warrant is transferred to a holder other than an affiliate or permitted transferee, it is treated as a public warrant for all purposes. The terms of the warrants may be amended in a manner that may be adverse to holders with the approval of the holders of at least a majority 50.1% of the then outstanding warrants.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

For the six months ended, June 30, 2021, the Company received total proceeds of $1,410 from the exercise of 122,639 of its public warrants by their holders.

The private warrants are recorded as liabilities, with the offset to additional paid-in capital, and measured at fair value at inception and at each reporting period in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations and comprehensive loss in the period of change. As at June 30, 2021, the Company performed a valuation of the private warrants and as a result recorded a loss on remeasurement of approximately $3,675 in its statement of operations and comprehensive loss.
Series D Convertible Notes due March 2022

In connection with the issuance of the 2022 Convertible Notes, Clever Leaves issued 9,509 warrants to acquire Clever Leaves common shares to one of the note holders. The warrants vest when the 2022 Convertible Note issued to the warrant holder is converted into shares and expire on March 30, 2023. The warrants were cancelled in July 2021 upon repayment of the 2022 Convertible Note. Refer to Note 16. for more information.

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

12. GENERAL AND ADMINISTRATION
The components of general and administrative expenses were as follows:

	Six months ended		Three Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Salaries and benefits	$6,986	$8,826	$3,660	$4,280
Office and administration	2,466	1,279	1,280	651
Professional fees	3,807	2,975	1,573	1,579
Share based compensation	4,873	713	3,323	297
Rent	657	770	397	305
Other	559	821	373	152
Total	$19,348	$15,384	$10,606	$7,264

CLEVER LEAVES INTERNATIONAL INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(In thousands of U.S. dollars, except where otherwise noted and share and per share amounts
13. SHARE-BASED COMPENSATION

Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2020:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as at December 31, 2020	896,888	$5.22	3.96	$2,889
Granted	60,079	$13.92	9.70	—
Exercised	(40,942)	$0.24	—	$434
Forfeited	(27,857)	$12.11	—	—
Expired	(85,399)	$8.40	—	—
Balance as at June 30, 2021	802,769	$5.96	3.97	$3,361
Vested and expected to vest as at June 30, 2021	791,488	$5.90	4.09	$3,364
Vested and exercisable as at June 30, 2021	413,241	$6.23	3.77	$1,702

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for all stock options that had exercise prices lower than the fair value of the Company’s common shares.

The weighted-average grant-date fair value per share of share-based awards granted during the six months ended June 30, 2021 was $10.11.

Restricted Share Units
Time-based Restricted Share Units
The fair value for time-based RSUs is based on the closing price of the Company’s common shares on the grant date.

The following table summarizes the changes in the Company’s time-based restricted share unit activity during the three months ended June 30, 2021:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2020	78,634	$3.25
Granted	365,300	14.04
Vested	(12,824)	8.66
Canceled/forfeited	(6,219)	13.89
Unvested as of June 30, 2021	424,891	$12.28
Market-based Restricted Share Units

During the six months ended June 30, 2021, the Company granted RSUs with both a market condition and a service condition (market-based RSUs) to the Company’s employees. The market-based condition for these awards requires that the Company’s

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
common shares maintain a closing price equal to or greater than $12.50 or $15.00 per share for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2022 or December 18, 2024, respectively. Provided that the market-based condition is satisfied, and the respective employee remains employed by the Company, the market-based restricted share units will vest in four equal annual installments on the applicable vesting date.

The following table presents the weighted-average assumptions used in the Monte Carlo simulation model to determine the fair value of the market-based restricted share units granted in the six months ended June 30, 2021:

Six Months Ended
June 30, 2021
Grant date share price	$14.40
Risk-free interest rate	0.5%
Expected dividend yield	0.0%
Expected volatility	90%
Expected life (in years)	1.8 - 3.8

The following table summarizes the changes in the Company’s market-based restricted share unit activity during the six months ended June 30, 2021:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2020	—	$—
Granted	1,038,718	13.89
Canceled/forfeited	(20,666)	4.02
Unvested as of June 30, 2021	1,018,052	$13.89

No market-based RSUs vested during the six months ended June 30, 2021.

Please refer to Note 16 for RSUs granted subsequent to June 30, 2021.

Share-Based Compensation Expense

The following table summarizes the Company's recognized share-based compensation expense for each of its awards for the periods presented:

	Six Months Ended		Three Months Ended
Share-based compensation award type	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Stock Options	721	713	365	297
RSUs	4,152	—	2,958	—
Total Shared Based Compensation Expense	4,873	713	3,323	297

The Company recognized share-based compensation expense in general and administrative expense in its Condensed Consolidated Statements of Operations.

CLEVER LEAVES INTERNATIONAL INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(In thousands of U.S. dollars, except where otherwise noted and share and per share amounts)
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
As of June 30, 2021, the Company’s operations were organized in the following two reportable segments:
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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for the periods presented:

	Six Months Ended		Three Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Segment Net Sales:
Cannabinoid	$1,256	$395	$579	$153
Non-Cannabinoid	5,893	4,458	3,093	1,786
Total Net Sales	7,149	4,853	3,672	1,939

Segment Profit (Loss):
Cannabinoid	(6,468)	(9,855)	(3,604)	(4,454)
Non-Cannabinoid	1,246	413	634	(67)
Total Segment Loss	$(5,222)	$(9,442)	$(2,970)	$(4,521)

Reconciliation:
Total Segment Loss	(5,222)	(9,442)	(2,970)	(4,521)
Unallocated corporate expenses	(6,173)	(3,945)	(2,786)	(2,141)
Non-cash share based compensation	(4,873)	(713)	(3,323)	(297)
Depreciation and amortization	(1,103)	(717)	(524)	(365)
Goodwill impairment	—	(1,682)	—	—
Loss from operations	$(17,371)	$(16,499)	$(9,603)	$(7,325)

Loss on fair value of derivative instrument	—	—	—	(13)
Loss(gain) on remeasurement of warrant liability	3,675	—	(1,176)	—
Loss on investments	—	228	—	67
Foreign exchange loss	839	359	80	311
Interest expense	1,898	1,789	920	953
Miscellaneous, net	(1,087)	48	(485)	105
Loss before loss from equity investment	$(22,696)	$(18,923)	$(8,942)	$(8,748)

During 2021 and 2020, the Company's net sales for the non-cannabinoid segment were in the U.S.; cannabinoid net sales were outside of the U.S., primarily in Colombia, Israel, Brazil and Australia.

	June 30, 2021	December 31, 2020
Long-lived assets
Cannabinoid	$28,528	$25,485
Non-Cannabinoid	151	176
Other(a)	25	19
	$28,704	$25,680

(a)“Other” includes long-lived assets primarily in the Company’s corporate offices.
Long-lived assets consist of non-current assets other than goodwill; intangible assets, net; deferred tax assets; investments in unconsolidated subsidiaries and equity securities; and financial instruments. The Company’s largest markets in terms of long-lived assets are Colombia and Portugal.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table disaggregates the Company’s revenues by channel for the periods presented:

	Six Months Ended		Three Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Mass retail	$3,609	$2,033	$1,721	$1,012
Specialty, health and other retail	575	910	350	598
Distributors	2,680	1,575	1,448	236
E-commerce	285	335	153	93
	$7,149	$4,853	$3,672	$1,939

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share:

	Six Months Ended		Three Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net loss	$(22,721)	$(18,939)	$(8,956)	$(8,753)
Adjustments to reconcile to net loss available to common stockholders:
Net loss attributable to non-controlling interests	—	(1,648)	—	(744)
Net loss attributable to Clever Leaves Holdings Inc. common shareholders — basic and diluted	$(22,721)	$(17,291)	$(8,956)	$(8,009)

Denominator:
Weighted-average common shares outstanding - basic and diluted	25,311,077	9,052,317	25,588,987	9,800,604

Net loss per share attributable to Clever Leaves Holdings Inc. common shareholders - basic and diluted	$(0.90)	$(1.91)	$(0.35)	$(0.82)

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The Company excluded the following potential common shares, presented based on amounts outstanding at June 30, 2021 and 2020, from the computation of diluted net loss per share attributable to common shareholders because including them would have had an anti-dilutive effect:

	June 30, 2021	June 30, 2020

Common stock warrants	17,850,460	—
SAMA earnout shares	570,211	—
Stock options	802,769	1,083,498
Unvested restricted share units	1,442,943	—
Total	20,666,383	1,083,498

16. SUBSEQUENT EVENTS

2024 Notes Purchase Agreement

On July 19, 2021, the Company entered into a Note Purchase Agreement with Catalina LP (“the "Note Purchase Agreement") and issued a secured convertible note (the "Convertible Note") to Catalina LP (“SunStream”), an affiliate of SunStream Bancorp Inc., a joint venture initiative sponsored by Sundial Growers Inc. (Nasdaq: SNDL), pursuant to the Note Purchase Agreement in the principal amount of $25,000. The Convertible Note matures three years from the date of issuance and accrues interest from the date of issuance at the rate of 5% per annum. Interest on the Convertible Note is payable on a quarterly basis, either in cash or by increasing the principal amount of the Convertible Note, at the Company's election. The Company may, in its sole discretion, prepay any portion of the outstanding principal and accrued and unpaid interest on the Convertible Note at any time prior to the maturity date.

The principal and accrued interest owing under the Convertible Note may be converted at any time by the holder into the Company's common shares, without par value (the "common share"), at a per share price of $13.50. Up to $12,500 in aggregate principal under the Convertible Note may be so converted within one year of issuance, subject to certain additional limitations.

Subject to certain limitations set forth in the Convertible Note, each of the Company and the noteholder may redeem all or a portion of the outstanding principal and accrued interest owing under the Convertible Note into common shares, at a per share price equal to the greater of (x) an 8% discount to the closing price per share on the applicable redemption date or (y) $6.44 (the “Optional Redemption Rate”). Up to $12,500,000 in aggregate principal under the Convertible Note may be so redeemed within one year of issuance, subject to certain additional limitations.

If the closing price per share of the Company’s common shares on the Nasdaq Capital Market is below $7.00 for 15 consecutive trading days, neither party will be permitted to redeem any portion of the Convertible Note until the closing price per common share has been above $7.00 for 15 consecutive trading days, and the holder of the Convertible Note may elect to receive cash repayment of principal and accrued interest on the Convertible Note, in an amount not to exceed $3,500,000 in any 30 consecutive calendar day period, which amount shall be reduced to $2,000,000 when the principal on the Convertible Note is less than $12,500,000.

The holder of the Convertible Note will not be entitled to convert any portion of the Convertible Note if, after such conversion, such holder would have beneficial ownership of, and direct or indirect control or direction over, more than 9.99% of the Company’s outstanding common shares.

The Convertible Note is subject to certain events of default. The occurrence of these events of default would give rise to a five percent (5%) increase in the interest rate to a total of ten percent (10%) per annum for as long as the event of default continues, and give the holder of the Convertible Note the right to redeem the outstanding principal and accrued interest on the Convertible Note at the Optional Redemption Rate. Certain events of default (including the failure of a registration statement to be declared by the SEC effective within 90 days of issuance in accordance with the Registration Rights Agreement described below) also require the Company to repay all outstanding principal and accrued interest on the Convertible Note. In addition, in

CLEVER LEAVES INTERNATIONAL INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(In thousands of U.S. dollars, except where otherwise noted and share and per share amounts)
16. SUBSEQUENT EVENTS (cont.)
certain circumstances, if the Company fails to timely deliver common shares as required upon conversion or redemption of the Convertible Note, then the Company will be required to pay, on each day that such failure to deliver common shares continues, an amount in cash equal to 0.75% of the product of (x) the number of common shares the Company failed to deliver multiplied by (y) any closing trading price of the common shares on any day during the period when such shares were required to be delivered. The obligations of the Company under the Note Purchase Agreement are guaranteed by certain of the Company's subsidiaries.

Repayment of 2022 Convertible Notes

On July 19, 2021, the Company fully repaid its 2022 Convertible Notes with accrued interest and cancelled the associated warrants. Under the Payout and Release Agreement, the Company agreed to pay an amount equal to the sum of 90% of the aggregate outstanding principal amount on the 2022 Convertible Notes with accrued interest and certain legal fees to repay the 2022 Convertible Notes.

Grant of RSUs

On July 1, 2021, the Company granted 431,566 additional RSUs to employees with 4 years vesting period available under the 2020 Earnout Award Plan. Please refer to Note 13 for more details on the 2020 Earnout Plan.

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
The following table presents select operational and financial information of the Cannabinoid segment for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,
Operational information:	2021	2020	Change
(In $000s, except kilogram and per gram data)
Kilograms (dry flower) harvested(a)	11,464	16,948	(5,484)	(32)%
Costs to produce (b)	$2,476	$1,930	$546	28%
Costs to produce per gram	$0.22	$0.11	$0.11	100%

Selected financial information:
Revenue	$579	$153	$426	278%
Kilograms sold (c)	2,401	2,231	170	8%
Revenue per grams sold	$0.24	$0.07	$0.17	243%

	Six months ended June 30,
Operational information:	2021	2020	Change
(In $000s, except kilogram and per gram data)
Kilograms (dry flower) harvested(a)	27,322	28,707	(1,385)	(5)%
Costs to produce (b)	$4,634	$3,674	$960	26%
Costs to produce per gram	$0.17	$0.13	$0.04	31%

Selected financial information:
Revenue	$1,256	$395	$861	218%
Kilograms sold(c)	4,883	3,487	1,396	40%
Revenue per grams sold	$0.26	$0.11	$0.15	136%

_______________
(a)Kilograms (dry flower) harvested  —  represents the weight of dried plants post-harvest both for sale and for research and development purposes. This operating metric is used to measure the productivity of our farms.
(b)Costs to produce  —  includes costs associated with cultivation, extraction, depreciation, quality assurance and supply chain related to kilograms (dry flower)
(c)Kilograms sold  —  represents the amount in kilograms of product sold in dry plant equivalents. Extract is converted to dry plant equivalent for purposes of this metric.
During three months ended June 30, 2021 and 2020 we sold 2,401 and 2,231 kilograms, respectively, of dry flower equivalents. For the three months ended June 30, 2021, our cannabinoid segment sales were primarily in Colombia, Australia, and Israel. The increase was primarily driven by the Company's continued expansion of its sales activity for cannabinoid products.

During the six months ended June 30, 2021 and 2020 we sold 4,883 and 3,487 kilograms, respectively, of dry flower equivalents. For the six months ended June 30, 2021, our cannabinoid segment sales were primarily in Colombia, Australia, Israel and Brazil. The increase was primarily driven by the Company's continued expansion of its sales activity for cannabinoid products.
We harvested 11,464 kilograms of cannabinoids in the three months ended June 30, 2021, as compared to 16,948 kilograms in the three months ended June 30, 2020. The decrease was primarily attributable to adjustment in our planned production capacity at the Company's Colombia facilities, partly offset by addition of production capacity at the Company's Portugal facilities.

We harvested 27,322 kilograms of cannabinoids in the six months ended June 30, 2021, as compared to 28,707 kilograms in the six months ended June 30, 2020. The decrease was primarily attributable to adjustment in our planned production capacity at the Company's Colombia facilities, partly offset by addition of production capacity at the Company's Portugal facilities.
Costs to produce were approximately $0.22 per gram of dry flower equivalent for the three months ended June 30, 2021, as compared to $0.11 per gram of dry flower equivalent for the three months ended June 30, 2020. The increase in costs to produce per gram is primarily driven by initially higher production costs in our Portugal facility as we continue with its expansion. The increase in costs was partly reduced by lower production costs at our facilities in Colombia and the resulting economies of scale.

Costs to produce were approximately $0.17 per gram of dry flower equivalent for the six months ended June 30, 2021, as compared to $0.13 per gram of dry flower equivalent for the six months ended June 30, 2020. The increase in costs to produce per gram is primarily driven by initially higher production costs in our Portugal facility as we continue with its expansion. The increase in costs was partly reduced by lower production costs at our facilities in Colombia and the resulting economies of scale.

Recent Developments

COVID-19 Pandemic
The Company expects its operations to continue to be affected by the ongoing outbreak of the 2019 coronavirus disease (“COVID-19”), which was declared a pandemic by the WHO in March 2020. The spread of COVID-19 has severely impacted many economies around the globe. In many countries, including those where the Company operates, businesses have been forced to cease or limit operations for long or indefinite periods of time. Measures taken to contain the spread of the virus, including travel bans, quarantines, social distancing, and closures of non-essential services have triggered significant disruptions to businesses worldwide, resulting in an economic slowdown. Given the continued evolution of the COVID-19 pandemic and the related complexities and uncertainties associated with the additional variants, the Company’s business operations could be significantly impacted. We continue to monitor closely the impact of COVID-19, with a focus on the health and safety of our employees, and business continuity.

For more information on the potential impact of COVID-19 on our business, refer to “Risk Factors — Risks Related to Our Business — The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the global economy and to our business, and may have an adverse impact on our performance and results of operations” in our 2020 Form 10-K.

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

2022 Convertible Note Payoff

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

On July 19, 2021, we prepaid the holders of the 2022 Convertible Notes and the 2022 Convertible Notes were discharged. The aggregate amount prepaid by the Company was $25,115 representing the sum of (1) ninety percent (90%) of the aggregate outstanding principal amount owing under the 2022 Convertible Notes; (2) all accrued interest through July 19, 2021 and (3) certain legal fees.
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
In March 2021, we received a license from INFARMED to cultivate, import and export dried cannabis flower produced at our Portuguese cultivation site, replacing a similar provisional license issued to us during the COVID-19 Pandemic in August 2020. Our Portugal facility received third-party GACP certification in March 2021.
2024 Note Purchase Agreement and 2022 Convertible Notes repayment
On July 19, 2021, we entered into the Note Purchase Agreement with Catalina LP in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act, the Catalina LP Convertible Note in the principal amount of $25,000. The Catalina LP Convertible Note matures three years from its issuance date, and we may prepay the outstanding principal and accrued interest on the Catalina LP Convertible Note at any time at our election. Interest accrues on the Catalina LP Convertible Note at five percent (5%) per annum and is payable on a quarterly basis, either in cash or, at our option, by increasing the principal amount of the note. The Catalina LP Convertible Note is guaranteed by certain subsidiaries of the Company and secured by pledged equity interests in certain subsidiaries of the Company.

The principal and accrued interest owing under the Catalina LP Convertible Note may be converted at any time by the holder into common shares at a per share price of $13.50, subject to certain limitations. Up to $12,500 in aggregate principal under the Catalina LP Convertible Note may be so converted within one year of issuance. In addition, each of the Company and the holder may redeem all or a portion of the outstanding principal and accrued interest owing under the Catalina LP Convertible Note into common shares, at a per share price equal to the greater of (x) an 8% discount to the closing price per share on the applicable redemption date or (y) $6.44 (the “Optional Redemption Rate”), subject to certain limitations. Up to $12,500 in aggregate principal under the Catalina LP Convertible Note may be so redeemed within one year of issuance.

The holder of the Catalina LP Convertible Note will not be entitled to convert any portion of the Catalina LP Convertible Note if, after such conversion, such holder would have beneficial ownership of, and direct or indirect control or direction over, more than 9.99% of the Company’s outstanding common shares.

In connection with the issuance of the Catalina LP Convertible Note, we agreed, pursuant to a Registration Rights Agreement with Catalina LP dated as of July 19, 2021 (the “Catalina LP Registration Rights Agreement”), to register for resale with the SEC all of the common shares issuable under the Catalina LP Convertible Note, and in any event not less than 3,881,988 common shares (which represents the number of common shares that would be issuable if the entire principal amount of the Catalina LP Convertible Note was redeemed at the minimum Optional Redemption Rate). Under the Catalina LP Registration Rights Agreement, we are required to use commercially reasonable efforts to have such registration statement declared effective by the SEC within 90 calendar days of the Catalina LP Convertible Note issuance date, and to keep such registration statement continuously effective until the earlier of (x) 30 days after the maturity date of the Catalina LP Convertible Note or (y) the date on which all common shares issued or issuable upon conversion of the Catalina LP Convertible Note are no longer restricted securities under Rule 144 of the Securities Act. There are no contractual transfer restrictions or lock-up arrangements on the common shares issuable upon conversion or redemption of the Catalina LP Convertible Note.

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

Results of Operations

Three and six months ended June 30, 2021 compared to three and six months ended June 30, 2020

Consolidated Statements of Net Loss Data
(in thousands of U.S. dollars)

	Six months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020
Revenue	$7,149	$4,853	$3,672	$1,939
Cost of sales	(2,584)	(1,785)	(1,338)	(1,032)
Gross profit	4,565	3,068	2,334	907
General and administrative expenses	19,348	15,384	10,606	7,264
Sales and marketing expenses	1,485	1,784	807	603
Goodwill impairment	—	1,682	—	—
Depreciation and amortization expenses	1,103	717	524	365
Loss from operations	(17,371)	(16,499)	(9,603)	(7,325)
Interest expense, net	1,898	1,789	920	953
Loss on remeasurement of warrant liability	3,675	—	(1,176)
Loss on investments	—	228	—	67
Loss on fair value of derivative instrument	—	—	—	(13)
Foreign exchange loss	839	359	80	311
Other (income) expenses, net	(1,087)	48	(485)	105
Total other expenses, net	5,325	2,424	(661)	1,423
Loss before income taxes	(22,696)	(18,923)	(8,942)	(8,748)
Equity investments and securities loss	25	16	14	5
Net loss	$(22,721)	$(18,939)	$(8,956)	$(8,753)
Net loss attributable to non-controlling interest	—	(1,648)	—	(744)
Net loss attributable to Company	$(22,721)	$(17,291)	$(8,956)	$(8,009)

Revenue by Channel
(in thousands of U.S. dollars)
The following table provides our revenues by channel for the three and six months ended June 30, 2021 and 2020.

	Six months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020
Mass retail	$3,609	$2,033	$1,721	$1,012
Specialty, health and other retail	575	910	350	598
Distributors	2,680	1,575	1,448	236
E-commerce	285	335	153	93
Total	$7,149	$4,853	$3,672	$1,939

Revenue
Revenue increased to $3,672 for the three months ended June 30, 2021 from $1,939 for the three months ended June 30, 2020. The increase was due primarily to higher sales in our Non-Cannabinoid segment, driven by a favorable comparison to prior year quarter during which we saw a decline in sales as restrictions imposed due to COVID-19 resulted in the closure of store fronts or reduction in foot traffic for our retail partners. The increase was also due to increased sales from our Cannabinoid segment, as we continue to expand our sales pipeline.

Revenue increased to $7,149 for the six months ended June 30, 2021 from $4,853 for the six months ended June 30, 2020. The increase was primarily due to increased sales from our Non-Cannabinoid segment, which were impacted by COVID-19 and resulted in the closure of store fronts or reduction in foot traffic for our retail partners in the prior period, along with increased sales from our Cannabinoid segment, which were $395 in the prior year period.
Cost of sales

Cost of sales increased to $1,338 for the three months ended June 30, 2021, as compared to $1,032 for the three months ended June 30, 2020, primarily due to increased sales activity when compared to prior period which was impacted as a result of the COVID-19 pandemic.
Cost of sales increased to $2,584 for the six months ended June 30, 2021 as compared to $1,785 for the six months ended June 30, 2020. The increase is due to increase in sales from both the Cannabinoid and Non-Cannabinoid segments in 2021.

Operating expenses
(in thousands of U.S. dollars)

	Three months ended June 30,
	2021	2020	Change
General and administrative	$10,606	$7,264	$3,342	46%
Sales and marketing	807	603	204	34%
Depreciation and amortization	524	365	159	44%
Total operating expenses	$11,937	$8,232

(as a percentage of revenue)
General and administrative	289%	375%
Sales and marketing	22%	31%
Depreciation and amortization	14%	19%
Total operating expenses	325%	425%

	Six months ended June 30,
	2021	2020	Change
General and administrative	$19,348	$15,384	$3,964	26%
Sales and marketing	1,485	1,784	(299)	(17)%
Goodwill impairment	—	1,682	(1,682)	(100)%
Depreciation and amortization	1,103	717	386	54%
Total operating expenses	$21,936	$19,567

(as a percentage of revenue)
General and administrative	271%	317%
Sales and marketing	21%	37%
Goodwill impairment	—%	35%
Depreciation and amortization	15%	15%
Total operating expenses	307%	403%

Three months ended June 30, 2021 compared to three months ended June 30, 2020

General and administrative. General and administrative expenses increased to $10,606 for the three months ended June 30, 2021 from $7,264 for the three months ended June 30, 2020, primarily due to the increase in share-based compensation along with higher office and administration related costs (driven mainly by the insurance cost) related to a public company requirement. The increase was partially offset by lower salaries and benefits costs due to cost cutting measures.

Sales and marketing. Sales and marketing expenses increased to $807 for the three months ended June 30, 2021 from $603 for the three months ended June 30, 2020, primarily due to the increase in spending related to the potential launch of cannabinoid products along with the launch of Project Change Lives campaign in the U.S.
Depreciation and amortization. Depreciation and amortization expenses increased to $524 for the three months ended June 30, 2021 from $365 for the three months ended June 30, 2020, primarily due to capital expenditures for expansion of our cultivation and extraction assets, as well as higher amortization expense due to the, acceleration of the period over which the useful life of the GNC intangible asset is amortized.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

General and administrative. General and administrative expenses increased to $19,348 for the six months ended June 30, 2021 from $15,384 for the six months ended June 30, 2020. The increase was primarily due to the increase in share-based compensation, professional fees, and office and administration (driven mainly by the insurance cost) related costs, related to company requirements. The increase was partially offset by lower salaries and benefits costs due to cost cutting measures.

Sales and marketing. Sales and marketing expenses decreased to $1,485 for the six months ended June 30, 2021 from $1,784 for the six months ended June 30, 2020, primarily due to our cost control measures to address the impact from the COVID-19 pandemic, partially offset by the increase in spending related to the potential launch of cannabinoid products along with the launch of Project Change Lives campaign in the US.
Goodwill impairment. For the six months ended June 30, 2020, the Company recognized a goodwill impairment of $1,682 related to our Herbal Brands business. For more information, see Note 8 and Note 10 to our 2020 Form 10-K.
Depreciation and amortization. Depreciation and amortization expense increased to $1,103 for the six months ended June 30, 2021 from $717 for the six months ended June 30, 2020, primarily due to capital expenditures for the expansion of our cultivation and extraction assets. Additionally, the increase is attributable to the higher amortization expense during the six months ended June 30, 2021 due to increase of in-use assets, as well as the acceleration of the period over which the useful life of the GNC intangible asset is amortized.
Non-operating income and expenses
(in thousands of U.S. dollars)

	Three months ended June 30,
	2021	2020	Change
Interest expense, net	$920	$953	$(33)	(3)%
Loss (gain) on remeasurement of warrant liability	(1,176)	—	(1,176)	N/M
Loss (gain) on other investments	—	67	(67)	(100)%
Loss on fair value of derivative instrument	—	(13)	13	(100)%
Foreign exchange loss	80	311	(231)	(74)%
Other expenses, net	(485)	105	(590)	N/M
Total	$(661)	$1,423	$(2,084)	(146)%

	Six Months Ended June 30,
	2021	2020	Change
Interest expense, net	$1,898	$1,789	$109	6%
Loss on remeasurement of warrant liability	3,675	—	3,675	100%
Loss on other investments	—	228	(228)	(100)%
Foreign exchange loss	839	359	480	134%
Other (income) expenses, net	(1,087)	48	(1,135)	N/M
Total	$5,325	$2,424	$2,901	120%
N/M: Not a meaningful percentage

Three months ended June 30, 2021 compared to three months ended June 30, 2020
Interest expense, net. Interest expense, net for the three months ended June 30, 2021 decreased to $920 compared to $953 for the three months ended June 30, 2020. Interest expense is primarily associated with the issuance of the 2022 Convertible Notes, as well as a promissory note issued in relation to the Herbal Brands acquisition.

Gain on remeasurement of warrant liability.     Gain on remeasurement was $1,176 for the three months ended June 30, 2021 compared to nil for the three months ended June 30, 2020. The gain is directly attributable to the remeasurement of the warrant liability at June 30, 2021. For more information refer to Note 11. to our unaudited condensed consolidated interim financial statements for the period ended June 30, 2021 included in this Form 10-Q.
Loss on investments. We recorded a loss on investment of $67 for the three months ended June 30, 2020 related to the decline in the carrying value of our investment in Lift & Co. shares.
Gain on fair value of derivative instrument. We recorded a gain on fair value of derivative instrument of $13 for the three months ended June 30, 2020 related to the derivative instrument for our investment in Lift & Co. warrants.
Foreign exchange loss. The impact of foreign exchange for the three months ended June 30, 2021 was a loss of $80 compared to a loss of $311 for the three months ended June 30, 2020. The foreign exchange losses for the three months ended June 30, 2020 were primarily driven by the currency fluctuations of the Colombian peso versus the U.S. Dollar.
Other (income) expenses, net. Other (income) expenses, net includes items not individually material to our consolidated financial statements.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Interest expense, net. Interest expense, net for the six months ended June 30, 2021 was $1,898 compared to $1,789 for the six months ended June 30, 2020. The increase was primarily attributable to increased interest expense associated with the additional paid-in-kind interest on the Herbal Brands loan, as well as higher debt issuance costs. The increase is partly offset by the lower interest rate on the 2022 Convertible Notes following the 2020 Convertible Note Amendments. For additional details, see Note 10. to our unaudited condensed consolidated interim financial statements for the period ended June 30, 2021 included in this Form 10-Q.
Loss on remeasurement of warrant liability. Loss on remeasurement was $3,675 for the six months ended June 30, 2021 compared to nil for the six months ended June 30, 2020. The loss is directly attributable to the remeasurement of the warrant liability at June 30, 2021 due to change in underlying market price. For more information refer to Note 11. to our unaudited condensed consolidated interim financial statements for the three months ended June 30, 2021 included in this Form 10-Q.
Loss on investments. Loss on investment was nil for the six months ended June 30, 2021 compared to a loss of $228 for the six months ended June 30, 2020. The loss on investments for the three months ended June 30, 2020 was primarily related to the decline in the carrying value of our investments in Lift & Co. shares and Cansativa.
Foreign exchange loss. The impact of foreign exchange for the six months ended June 30, 2021 was a loss of $839 compared to a loss of $359 for the six months ended June 30, 2020. The foreign exchange losses for the six months ended June 30, 2021 were primarily driven by the currency fluctuations of the Euro and Colombian peso versus the U.S. Dollar.
Other (income) expenses, net. Other (income) expenses, net includes costs not individually material to our consolidated financial statements.

Operating Results by Business Segment
Our management evaluates segment profit/loss for each of the Company’s reportable segments. We define segment profit/loss as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 14. to our unaudited condensed consolidated interim financial statements for the three months ended June 30, 2021 included in this Form 10-Q.

Revenue by segment
(in thousands of U.S. dollars)

	Six months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020
Segment Revenue:
Cannabinoid	$1,256	$395	$579	$153
Non-Cannabinoid	5,893	4,458	3,093	1,786
Total Revenue	$7,149	$4,853	$3,672	$1,939

Cannabinoid. Cannabinoid revenue increased to $579 and $1,256 for the three and six months ended June 30, 2021, respectively, from $153 and $395 for the three and six months ended June 30, 2020, respectively driven primarily by the sale of cannabinoid products as the contracts with key clients are maturing and transitioning from a preparation to a revenue generating phase.
Non-Cannabinoid. Non-Cannabinoid revenue increased to $3,093 and $5,893 for the three and six months ended June 30, 2021, respectively, from $1,786 and $4,458 for the three and six months ended June 30, 2020, respectively, driven primarily by the recovery demand from COVID-19 that resulted in the closure of store fronts or reduction in foot traffic for our retail partners in the prior period.
Segment profit/loss
(in thousands of U.S. dollars)

	Three months ended June 30,		Change
	2021	2020	$	%
Segment Profit/(Loss):
Cannabinoid	$(3,604)	$(4,454)	850	(19)%
Non-Cannabinoid	634	(67)	701	(1046)%
Total Segment Loss (a)	$(2,970)	$(4,521)	1,551	(34)%

	Six months ended June 30,		Change
	2021	2020	$	%
Segment Profit/(Loss):
Cannabinoid	$(6,468)	$(9,855)	3,387	(34)%
Non-Cannabinoid	1,246	413	833	202%
Total Segment Loss (a)	$(5,222)	$(9,442)	4,220	(45)%

(a) For a reconciliation of segment (loss) to loss before income taxes see Note 14. to our unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2021 included in this Form 10-Q.

Cannabinoid — Cannabinoid segment loss decreased to $3,604 for the three months ended June 30, 2021 from a loss of $4,454 for the three months ended June 30, 2020 primarily due to cost control measures implemented by us starting in the second quarter of 2020, as well as increased sales of cannabinoid products. The decrease was partly offset by costs incurred from the expansion of our operations in Colombia and Portugal.
Cannabinoid segment loss decreased to $6,468 for the six months ended June 30, 2021 from $9,855 for the six months ended June 30, 2020, primarily due to cost control measures implemented by us starting in the second quarter of 2020, as well as increased sales of cannabinoid products. The decrease was partly offset by costs incurred from the expansion of our operations in Colombia and Portugal.

Non-Cannabinoid — Non-Cannabinoid segment had a profit of $634 for the three months ended June 30, 2021 compared to a loss of $67 for the three months ended June 30, 2020. The increase is primarily due to cost control measures implemented by us starting in the second quarter of 2020, as well as increased sales of cannabinoid products.

Non-Cannabinoid segment profit increased to $1,246 for the six months ended June 30, 2021 compared to $413 the six months ended June 30, 2020. The increase is primarily due to cost control measures implemented by us starting in the second quarter of 2020, as well as increased sales of non-cannabinoid products.

Liquidity and Capital Resources
The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented:
(in thousands of U.S. dollars)

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(19,496)	$(14,543)
Net cash used in investing activities	(4,319)	(3,436)
Net cash provided by financing activities	1,536	10,979
Effect of foreign currency translation on cash and cash equivalents	(106)	(29)
Cash, cash equivalents, and restricted cash beginning of period	79,460	13,198
Cash, cash equivalents, and restricted cash end of period	57,075	6,169
(Decrease) increase in cash and cash equivalents	$(22,385)	$(7,029)

Cash flows used in operating activities
The change in net cash used by operating activities during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, was primarily related to changes in use of working capital, increase in General and Administrative expenses and interest expenses resulting in overall increase in net loss, net of non-cash items.
Cash flows from investing activities
The increase in net cash used in investing activities during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, was primarily related to higher capital expenditures in Portugal.
Cash flows from financing activities
The decrease in net cash provided by financing activities during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily due to the higher proceeds from debt and equity financings in the first half of 2020 compared to the first half of 2021.
Sources of Liquidity
We have historically financed our operations through the issuance of shares, the sale of convertible debentures and cash from operations. In connection with the closing of the Business Combination we received approximately $73,509 of net proceeds (refer to Note 7. to the unaudited condensed consolidated interim financial statements included within this Form 10-Q). As of June 30, 2021, and December 31, 2020, we had cash and cash equivalents of $56,621 and $79,107, respectively, which were held for working capital and general corporate purposes. This represents an overall decrease of $22,486.
We have had operating losses and negative cash flows from operations since inception and expect to continue to incur net losses for the foreseeable future until such time, if ever, that we can generate significant revenues from the sale of our available inventories. We anticipate that we will continue to incur losses from operations due to pre-commercialization activities, marketing and manufacturing activities, and general and administrative costs to support operations. On July 19, 2021, the Company entered into a Note Purchase Agreement and issued a secured convertible note in the principal amount of $25,000.

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

We believe that cash on hand is sufficient to satisfy the Company's estimated liquidity needs during the twelve months from the issuance of the consolidated financial statements for the six months ended June 30, 2021. If this amount, together with cash from operations is subsequently insufficient for us to continue to operate as a going concern, we may need to raise additional cash through debt, equity or other forms of financing to fund future operations which may not be available on acceptable terms, or at all.
Debt
Total debt outstanding as of December 31, 2020 was $33,843. The balance was comprised of the 2022 Convertible Notes of approximately $27,750 issued in March 2019, the debt of $8,500 issued to finance the Herbal Brands acquisition in April 2019, as well as other borrowings, net of principal repayments for the Herbal Brands Loan and debt issuance costs.
Total debt outstanding as of June 30, 2021 was $33,678. The balance is comprised of the 2022 Convertible Notes of approximately $27,119 issued in March 2019 (included in current liabilities) and total net long-term debt outstanding as of June 30, 2021 was $6,559. The balance is comprised the debt of $5,700 issued to finance the Herbal Brands acquisition in April 2019, the debt related to Portugal Line of Credit, as well as other borrowings. For more information, refer to Note 10. to our unaudited condensed consolidated interim financial statements for the six months ended June 30, 2021 included in this Form 10-Q. On July 19, 2021, we prepaid the holders of the 2022 Convertible Notes and the 2022 Convertible Notes were discharged.
Portugal Line of Credit

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed EURO 1 million (the "Portugal Line of Credit"), from a local lender, S.A., (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Line of Credit pays interest quarterly at a rate of Euribor plus 3.0 percentage points. Principal will be repaid through quarterly installments of approximately EURO 62.5 beginning February 28, 2022. As of June 30, 2021, the full amount borrowed was outstanding under the Portugal Line of Credit.
Herbal Brands Debt
In April 2019, to facilitate the financing of the Herbal Brands acquisition, Herbal Brands entered into the Herbal Brands Loan with, and issued warrants to, a third-party lender, Rock Cliff Capital LLC (“Lender”).

The Herbal Brands Loan is a non-revolving loan with a principal amount of $8,500 and interest of 8% per annum due and payable in arrears on the first day of each fiscal quarter, commencing July 1, 2019, and calculated based on the actual number of days elapsed. In addition, Herbal Brands is required to pay in kind interest ("PIK") on the outstanding principal amount of the Herbal Brands Loan from August 27, 2020 until payment in full at a rate equal to 4.0% per annum, with such PIK interest being capitalized as additional principal to increase the outstanding principal balance of the Herbal Brands Loan on the first day of each fiscal quarter. The Herbal Brands Loan is to be repaid or prepaid prior to its maturity date of May 2, 2023. On a quarterly basis, the loan requires Herbal Brands to repay 85% of positive operating cash flows. Herbal Brands can also choose to prepay a portion or the Herbal Brands Loan, subject to a fee equal to the greater of (1) zero, and (2) $2,338, net of interest payments already paid (excluding PIK interest paid and PIK interest capitalized as outstanding principal) on such prepayment date. The Herbal Brands Loan is guaranteed by certain subsidiaries of the Company, secured by Herbal Brands’ assets and equity interests in Herbal Brands and is subject to certain covenants. The Herbal Brands Loan remained outstanding following the closing of the Business Combination.
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

Convertible notes
In March 2019, as part of the Series D financing, Clever Leaves issued $27,750 aggregate principal amount of secured convertible notes (the “2022 Convertible Notes”) with a maturity date of March 30, 2022 (the “2022 Maturity Date”). The 2022 Convertible Notes initially had an interest of 8% per annum, payable quarterly in cash in arrears. The 2022 Convertible Notes were guaranteed by certain subsidiaries of Clever Leaves and were secured by pledged equity interests in certain subsidiaries. In March 2020 and June 2020, Clever Leaves and the noteholders amended the terms of the 2022 Convertible Notes, to increase in the interest rate to 10% from January 1, 2020 and provided that such interest is to be paid in-kind on the 2022 Maturity Date.

On July 19, 2021, Clever Leaves prepaid the holders of the 2022 Convertible Notes and the 2022 Convertible Notes were discharged. The aggregate amount prepaid by the Company was $25,115 representing the sum of (1) ninety percent (90%) of the aggregate outstanding principal amount owing under the 2022 Convertible Notes; (2) all accrued interest through July 19, 2021 and (3) certain legal fees.

In connection with the issuance of the 2022 Convertible Notes, Clever Leaves issued 9,509 warrants to acquire Clever Leaves common shares to one of the noteholders. The warrants were cancelled when the 2022 Convertible Note issued to the warrant holder was repaid.

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

Subsequently, in July 2021, Series D convertible notes with accrued interest were settled and the related warrants were cancelled. For more information, refer to Note 16. to our unaudited condensed consolidated interim financial statements for the six months ended June 30, 2021 included in this Form 10-Q.
Contingencies
In the normal course of business, we receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, as of June 30, 2021 any potential liabilities resulting from claims we have received would not have a material adverse effect on our consolidated financial statements.

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

Item 4. Controls and Procedures
Evaluation of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2021 were not effective due to a material weakness as described below.

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

a.We added accounting and finance personnel to the Company and one of our key subsidiaries to strengthen our internal accounting team, to provide additional individuals to allow for segregation of duties in the preparation and review of schedules, calculations, and journal entries that support financial reporting, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures. These personnel includes SEC Reporting Senior Manager and Manager at the corporate level, a Controller at one of our key subsidiaries and a SOX manager at another key subsidiaries ;
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

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weakness described above. Except as noted above, no change to our internal control over financial reporting occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Specimen Common Share Certificate of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 10-Q filed with the SEC by Clever Leaves Holdings Inc. on May 17, 2021). (incorporated by reference to Exhibit 4.3 to the Current Report on Form 10-Q filed with the SEC by Clever Leaves Holdings Inc. on May 17, 2021).

4.2
Specimen Warrant Certificate of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 10-Q filed with the SEC by Clever Leaves Holdings Inc. on May 17, 2021).

4.3
Assignment, Assumption and Amendment Agreement No. 2, dated as of April 12, 2021, among Clever Leaves Holdings Inc., Continental Stock Transfer & Trust Company and Computershare Inc. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 10-Q filed with the SEC by Clever Leaves Holdings Inc. on May 17, 2021).

4.4	Secured Convertible Note, dated as July 19, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).
10.1
Note Purchase Agreement, dated as of July 19, 2021, between Catalina LP and Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.2
Guarantee, dated as of July 19, 2021, by each of Clever Leaves US, Inc., Clever Leaves International Inc., 1255096 B.C. Ltd., NS US Holdings, Inc., Herbal Brands, Inc., Northern Swan International, Inc., Northern Swan Management, Inc., Northern Swan Deutschland Holdings, Inc. and Northern Swan Portugal Holdings, Inc. in favor of Catalina LP. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.3
Pledge Agreement, dated as of July 19, 2021, made by Clever Leaves Holdings, Inc in favor of Catalina LP. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.4
Pledge Agreement, dated as of July 19, 2021, made by Clever Leaves International Inc. in favor of Catalina LP. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.5
Pledge Agreement, dated as of July 19, 2021, made by 1255096 B.C. Ltd. in favor of Catalina LP. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021)

10.6
Pledge Agreement, dated as of July 19, 2021, made by Clever Leaves US, Inc. in favor of Catalina LP. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.7
Registration Rights Agreement, dated as of July 19, 2021, between Catalina LP and Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.8
Payout and Release Agreement, dated as of July 13, 2021, by and among Clever Leaves International Inc., Clever Leaves Holdings Inc., GLAS Americas LLC, as collateral agent, GLAS USA LLC, as paying agent, and other parties named therein. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021)

10.9
Subordination Agreement, entered into as of July 19, 2021, by and between Catalina LP and Rock Cliff Capital LLC. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021)

Exhibit No.	Description
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clever Leaves Holdings Inc.
August 12, 2021
	By:	/s/ Kyle Detwiler
	Name:	Kyle Detwiler
	Title:	Chief Executive Officer