Form 10-Q
period 2021-09-30
Clever Leaves Holdings Inc.
filed 2021-11-10
CIK 1819615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-39820

Clever Leaves Holdings Inc.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6501 Congress Ave, Suite 240 Boca Raton, FL	33487
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (561) 634-7430

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares without par value	CLVR	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one common share at an exercise price of $11.50	CLVRW	The Nasdaq Stock Market LLC

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

The number of registrant’s common shares and non-voting common shares outstanding as of November 8, 2021 was 26,213,851 and 706,086, respectively.

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
•the effects of COVID-19 on the ongoing distribution of supply chains;
•our ability to maintain the listing of our securities on Nasdaq;
•our ability to retain our key employees;
•the result of any future financing efforts; and
•other factors that are more fully discussed in Part I, Item 1A of the Company's amended December 31, 2020 Form 10-K (the "Amended Annual Report" or "2020 Form 10-K") under the heading “Risk Factors”, and those discussed in other documents we file with the SEC.

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

ITEM 1. FINANCIAL STATEMENTS

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Financial Position
(Amounts in thousands of U.S. Dollars, except share and per share data)

	Note	September 30, 2021	December 31, 2020
		(Unaudited)	(Audited)
Assets
Current:
Cash and cash equivalents		$45,762	$79,107
Restricted cash		444	353
Accounts receivable, net		2,160	1,676
Prepaids, advances and other		3,812	3,174
Other receivables		1,843	1,306
Inventories, net	5	14,062	10,190
Total current assets		68,083	95,806

Investment – Cansativa	6	1,514	1,553
Property, plant and equipment, net of accumulated depreciation of $5,055 and $3,356 for the nine months ended September 30, 2021 and December 31, 2020, respectively		29,665	25,680
Intangible assets, net	8	23,307	24,279
Goodwill	9	18,508	18,508
Other non-current assets		59	52
Total Assets		$141,136	$165,878

Liabilities
Current:
Accounts payable		$2,869	$4,429
Accrued expenses and other current liabilities		2,423	4,865
Convertible note due 2024, current portion	11	12,909	—
Loans and borrowings, current portion	11	120	—
Warrant liability		13,671	19,061
Deferred revenue, current portion		653	870
Total current liabilities		32,645	29,225
Convertible notes due 2024	11	7,218	—
Convertible notes due 2022	11	—	27,142
Loans and borrowings, net of current portion	11	5,859	6,701
Deferred revenue		1,348	1,167
Deferred tax liabilities		5,700	5,700
Other long-term liabilities		695	693
Total Liabilities		$53,465	$70,628

Shareholders’ equity
Common shares, without par value, unlimited shares authorized: 26,168,044 and 24,883,024 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	12	—	—
Preferred shares, without par value, unlimited shares authorized, nil shares issued and outstanding for each of September 30, 2021 and December 31, 2020	12	—	—
Additional paid-in capital		178,411	164,264
Accumulated deficit		(90,740)	(69,014)
Total equity attributable to shareholders		$87,671	$95,250
Total shareholders' equity		87,671	95,250
Total liabilities and shareholders' equity		$141,136	$165,878

See accompanying notes to the condensed consolidated financial statements

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Operations
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2021	2020	2021	2020
Revenue	16	$4,031	$3,917	$11,180	$8,770
Cost of sales		(1,496)	(1,844)	(4,080)	(3,629)
Gross profit		2,535	2,073	7,100	5,141

Expenses
General and administrative	13	11,070	5,742	30,418	21,126
Sales and marketing		812	508	2,297	2,292
Goodwill impairment	9	—	—	—	1,682
Depreciation and amortization		337	534	1,440	1,251
Total expenses		12,219	6,784	34,155	26,351

Loss from operations		(9,684)	(4,711)	(27,055)	(21,210)

Other Expense (Income), Net
Interest expense, net		485	1,204	2,383	2,993
Gain on remeasurement of warrant liability	12	(9,065)	—	(5,390)	—
Loss on investments		—	58	—	318
Gain on debt extinguishment, net	11	(3,375)	—	(3,375)	—
Loss on fair value of derivative instrument		—	57	—	57
Foreign exchange loss		298	96	1,137	455
Other (income) expenses, net		964	(20)	(123)	28
Total other expense (income), net		(10,693)	1,395	(5,368)	3,851

Gain (loss) before loss from equity investment		$1,009	$(6,106)	$(21,687)	$(25,061)

Equity investment share of loss/(gain)		14	2	39	(14)
Net income (loss)		$995	$(6,108)	$(21,726)	$(25,047)
Net loss attributable to non-controlling interest		—	(1,014)	—	(2,662)
Net income (loss) attributable to Clever Leaves Holdings Inc. common shareholders	17	$995	$(5,094)	$(21,726)	$(22,385)
Net income (loss) per share attributable to Clever Leaves Holdings Inc. common shareholders - basic and diluted	17	$0.04	$(0.48)	$(0.85)	$(2.65)
Weighted-average common shares outstanding - basic and diluted	17	25,755,972	10,638,052	25,466,404	8,456,977

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained (Deficit)	Attributable to Non- controlling Interest	Total Shareholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2019	8,304,030	$—	$77,431	$(31,933)	$4,695	$50,193
Net loss	—	—	—	(9,282)	(904)	(10,186)
Stock-based compensation expense	—	—	416	—	—	416
Balance at March 31, 2020	8,304,030	$—	$77,847	$(41,215)	$3,791	$40,423
Net loss	—	—	—	(8,009)	(744)	(8,753)
Stock issuance	2,015,148	—	14,021	—	—	14,021
Stock-based compensation expense	—	—	296	—	—	296
Share repurchase	(233,788)	—	(6,250)	—	—	(6,250)
Stock option exercise	47,607	—	12	—	—	12
Balance at June 30, 2020	10,132,997	$—	$85,926	$(49,224)	$3,047	$39,749
Net loss	—	—	$—	$(5,094)	$(1,014)	(6,108)
Stock issuance	559,226	—	3,817	—	—	3,817
Stock-based compensation expense	—	—	489	—	—	489
Stock option exercise	32,880	—	8	—	—	8
Share exchange	(66,259)	—	—	—	—	—
Deferred stock issuance costs	—	—	(1,631)	(204)	—	(1,835)
Balance at September 30, 2020	10,658,844	$—	$88,609	$(54,522)	$2,033	$36,120

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity (continued)
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

	Note	Common Stock			Additional Paid-in Capital	Retained (Deficit)	Total Shareholders’ Equity
		Shares	Amount		Amount	Amount	Amount
Balance at December 31, 2020		24,883,024	$—		$164,264	$(69,014)	$95,250
Net loss		—	$—		$—	$(13,765)	$(13,765)
Founders earn out shares vested	12	570,212	—		—	—	—
Issuance of common shares upon vesting of RSUs		7,713	—		—	—	—
Stock-based compensation expense		—	—		1,550		1,550
Exercise of warrants	12	122,639	—		1,410	—	1,410
Balance at March 31, 2021		25,583,588	$—		$167,224	$(82,779)	$84,445
Net loss		—	—		—	(8,956)	(8,956)
Issuance of common shares upon vesting of RSUs		5,111	—		—	—	—
Stock-based compensation expense		—	—		3,323	—	3,323
Stock option exercise		40,942	—		10	—	10
Balance at June 30, 2021		25,629,641	$—		$170,557	$(91,735)	$78,822
Net income		—	$—		$—	$995	995
Stock-based compensation expense		—	—		3,264	—	3,264
Conversions of debt to common stock, net of debt issuance		538,403	—		4,590	—	4,590
Balance at September 30, 2021		26,168,044	—	0	$178,411	$(90,740)	$87,671

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands of U.S. Dollars)
(Unaudited)

		Nine Months Ended September 30,
		2021	2020
Cash Flow from Operating Activities:
Net loss		$(21,726)	$(25,047)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization		1,815	1,251
Debt issuance amortization		325	426	(b)
Gain on remeasurement of warrant liability	12	(5,390)	—
Foreign exchange loss		1,137	455
Stock-based compensation expense	14	8,137	1,202
Goodwill impairment	9	—	1,682
Loss on investment		—	318
Loss (gain) on equity method investment	6	39	(14)
Gain on debt extinguishment, net	11	(3,375)	—
Loss on derivative instrument		—	57
Other non-cash expense, net		394	1,899
Changes in operating assets and liabilities:
Accounts receivable		(484)	(796)
Prepaid expenses		(638)	2,688
Other receivables		(544)	(156)
Inventory	5	(2,951)	(3,098)
Accounts payable and other current liabilities		(5,110)	1,173
Accrued and other non-current liabilities		176	(319)
Net cash used in operating activities		$(28,195)	$(18,279)

Cash Flow from Investing Activities:
Purchase of property, plant and equipment		(5,948)	(3,286)
Net cash used in investing activities		$(5,948)	$(3,286)

Cash Flow from Financing Activities:
Proceeds from issuance of long-term debt	11	25,000	4,162
Repayment of debt	11	(26,363)	(481)
Other borrowings		1,826	992
Proceeds from issuance of shares, net of issuance costs	14	—	18,021
Purchase and cancellation of shares	14	—	(6,250)
Proceeds from exercise of warrants	12	1,410	—
Deferred debt issuance costs		(932)	(1,812)	(c)
Stock option exercise	14	10	—
Net cash provided by financing activities		$951	$14,632
Effect of exchange rate changes on cash, cash equivalents & restricted cash		(62)	(29)
(Decrease) in cash, cash equivalents & restricted cash (a)		$(33,254)	$(6,962)
Cash, cash equivalents & restricted cash, beginning of period (a)		79,460	13,198
Cash, cash equivalents & restricted cash, end of period (a)		$46,206	$6,236

Supplemental schedule of cash flow information:
Cash paid for interest		$375	$668
Supplemental disclosures for non-cash financing activity:
Conversions of debt to common shares		$4,209	—
(a) These amounts include restricted cash of $444 and $320 as of September 30, 2021 and September 30, 2020, respectively, which are comprised primarily of cash on deposits for certain lease arrangements.
(b) The Company reclassified $426 debt issuance amortization, reported in previous period in other non-cash expense, net to debt issuance amortization, to conform to the current period presentation.
(c) The Company reclassified $181 deferred debt issuance costs, related to Series E Financing, reported net, in previous period in Proceeds from issuance of long-term debt to Deferred debt issuance costs, to conform to the current period presentation.
See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

1. CORPORATE INFORMATION

Clever Leaves Holdings Inc. (the “Company”) is a multi-national U.S. based holding company focused on cultivating, extracting and selling cannabinoids. In addition to the cannabinoid business, we are also engaged in the non-cannabinoid business of manufacturing and selling homeopathic and other natural remedies, wellness products, and nutraceuticals. The Company is incorporated under the Business Corporations Act of British Columbia, Canada.

The mailing address of our principal executive office is 6501 Congress Ave, Suite 240, Boca Raton, FL 33487.

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

In accordance with applicable guidance, the equity structure has been restated in all comparative periods to reflect the number of shares of the Company's common shares, issued to Clever Leaves’ shareholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Clever Leaves’ convertible preferred shares and Clever Leaves’ common shares prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of 0.3288 shares (the "Exchange Rate") established in the Business Combination Agreement. Activity within the statement of shareholders' equity for the issuances and repurchases of Clever Leaves’ convertible preferred shares were also retroactively converted to Clever Leaves’ common shares. See Note 12 for more information.
2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements (“Financial Statements”) of the Company are unaudited. These Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of regulation S-X; and accordingly, do not include all disclosures required for annual financial statements. These Financial Statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal recurring nature. Interim period results are not necessarily indicative of results to be expected for the full year.

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

As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of September 30, 2021, as well as operating losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time that it can generate significant revenue from the sale of its available inventories.

The Company’s management believes that the Company’s current cash position, following the consummation of the Business Combination on closing date, and management’s plans to continue similar operations with increased marketing, which the Company believes will result in increased revenue and an improvement in net income, will satisfy the Company's estimated liquidity needs during the twelve months from the issuance of the consolidated financial statements. In addition, during the nine months ended September 30, 2021, the Company raised additional financing by issuing a secured Convertible Notes, as discussed in Note 11.

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The following table provides a summary of the Company’s subsidiaries and respective ownership percentage as of December 31, 2020 and September 30, 2021:

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

3. SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2020, included in the 2020 Form 10-K. There have been no changes to the Company's significant accounting policies as discussed in the 2020 Form 10-K.

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

In October 2020, the FASB issued this ASU No. 2020-09, Debt - (Topic 470) ("ASU No. 2020-09"), which clarifies, streamlines, and in some cases eliminates, the disclosures a registrant must provide in lieu of the subsidiary’s audited financial statements. The rules require certain enhanced narrative disclosures, including the terms and conditions of the guarantees and how the legal obligations of the issuer and guarantor, as well as other factors, may affect payments to holders of the debt securities. The amendments in ASU No. 2020-09 are effective January 4, 2021, and earlier compliance is permitted. The adoption of ASU did not have a material impact to the Company's consolidated financial statements.

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
4. FAIR VALUE MEASUREMENTS

The following table provides the fair value measurement hierarchy of the Company’s assets and liabilities, except for those assets and liabilities that are short term in nature and approximate the fair values, as of the periods presented:

	Level 1	Level 2	Level 3	Total

As of September 30, 2021
Assets:
Investment – Cansativa	—		1,514	1,514
Total Assets	$—	$—	$1,514	$1,514
Liabilities:
Loans and borrowings	—	5,979	—	5,979
Warrant liability	—	—	13,671	13,671
Convertible notes	—	20,127	—	20,127
Total Liabilities	$—	$26,106	$13,671	$39,777

As of December 31, 2020
Assets:
Investment – Cansativa	—	—	1,553	1,553
Total Assets	$—	$—	$1,553	$1,553
Liabilities:
Loans and borrowings	—	6,701	—	6,701
Warrant liability	—	—	19,061	19,061
Convertible notes	—	27,142	—	27,142
Total Liabilities	$—	$33,843	$19,061	$52,904

During the nine months ended September 30, 2021, there were no transfers between fair value measurement levels.

The change in fair value of warrant liabilities related to private warrants during the nine months ended September 30, 2021, is as follows:

Private Placement Warrants:	Total Warrant Liability
Warrant liability at December 31, 2020	$19,061
Change in fair value of warrant liability	4,851
Warrant liabilities at March 31, 2021	$23,912
Change in fair value of warrant liabilities	(1,176)
Warrant liabilities at June 30, 2021	$22,736
Change in fair value of warrant liabilities	$(9,065)
Warrant liabilities at September 30, 2021	$13,671

The Company determined the fair value of its private warrants using the Monte Carlo simulation model. The following assumptions were used to determine the fair value of the Private Warrants as of September 30, 2021 and December 31, 2020:

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	As of
	September 30, 2021	December 31, 2020
Risk-free interest rate	0.80%	0.43%
Expected volatility	60%	60%
Share Price	$7.76	$8.90
Exercise Price	$11.50	$11.50
Expiration date	December 18, 2025	December 18, 2025

•The risk-free interest rate assumptions are based on U.S. dollar zero curve derived from swap rates at the valuation date, with a term to maturity matching the remaining term of warrants.
•The expected volatility assumptions are based on average of historical volatility based on comparable industry volatilities of public warrants.

5. INVENTORY

Inventories are comprised of the following items as of the periods presented:

	September 30, 2021	December 31, 2020
Raw materials	$1,008	$1,148
Work in progress – cultivated cannabis	1,186	1,482
Work in progress – harvested cannabis and extracts	2,723	274
Finished goods – cannabis extracts	8,943	7,003
Finished goods – other	202	283
Total	$14,062	$10,190

6. INVESTMENTS

Cansativa

On December 21, 2018, the Company, through its subsidiary Northern Swan Deutschland Holdings, Inc., entered into a seed investment agreement with the existing stockholders of Cansativa GmbH (“Cansativa”), a German limited liability company primarily focused on the import and sale of cannabis products for medical use and related supplements and nutraceuticals. Prior to the Company’s investment, Cansativa’s registered and fully paid-in share capital amounted to 26,318 common shares. Under the investment agreement, the Company has agreed with the existing stockholders to invest up to EUR 7,000 in Cansativa in three separate tranches of, respectively, EUR 1,000, EUR 3,000 and up to a further EUR 3,000. The first EUR 1,000 (specifically, EUR 999.92, approximately $1,075, or “Seed Financing Round”) was invested in Cansativa to subscribe for 3,096 newly issued preferred voting shares at EUR 322.97 per preferred share, and as cash contributions from the Company to Cansativa. The seed EUR 322.97 per share price was based on a fully diluted pre-money valuation for Cansativa of EUR 8,500, and the increase of Cansativa’s registered share capital by the 3,096 preferred shares in the Seed Financing Round provided the Company with 10.53% of the total equity ownership of Cansativa. The Company paid the seed investment subscription by, first, an initial nominal payment of EUR 3.1, (i.e., EUR 1.00 per share) upon signing the investment agreement to demonstrate the Company’s intent to invest, and the remainder of EUR 996.82 was settled in January 2019 to officially close the investment deal after certain closing conditions have been met by the existing stockholders and Cansativa. The Company accounts for its investment in Cansativa using the equity accounting method, due to the Company's significant influence, in accordance with ASC 323, Investments — Equity Method and Joint Ventures.

The Company recorded its investment in Cansativa at the cost basis of an aggregated amount of EUR 999.92, approximately $1,075, which is comprised of EUR 3.10 for the initial nominal amount of the Seed Financing Round and EUR 996.82 for the remaining Seed Financing Round (i.e., Capital Reserve Payment), with no transaction costs. Subsequent to the Seed Financing Round, the Company had an option, within 18 months after the Signing Date, to increase its investment in Cansativa by

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
subscribing to up to 9,289 newly issued (additional) preferred shares (“Tranche 2 Option”) for an amount of up to EUR 3,000.07 based on the same seed share price of EUR 322.97. When the Tranche 2 Option is exercised from time to time, the Company is entitled to subscribe to a number of up to 578 additional Seed Preferred Shares (in case of full exercise of the Tranche 2 Option) for their respective nominal value of EUR 1.00. The Company estimated that the value of the Tranche 2 Option at the time of the initial investment was approximately EUR 419 ($450). The Company’s equity method investment at the time of Seed Financing Round was approximately 10.53% of the book value of Cansativa’s net assets of approximately EUR 1,100, and approximately EUR 465 of equity method goodwill, as Cansativa was a newly formed entity with limited identifiable assets to which a significant fair value could be applied. The Company’s options to acquire additional shares in Cansativa are accounted for as equity instruments within the scope of ASC 321, Investments — Equity Securities.

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

For the three and nine months ended September 30, 2021 the Company's share of net losses from the investment were $14 and $39, respectively. For the three and nine months ended September 30, 2020 the Company's share of net losses or gains from the investment were a $2 loss and $14 gain, respectively.

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

See Note 12 for more information on all capital stock issuances.

8. INTANGIBLE ASSETS

The Company has acquired cannabis-related licenses as part of a business combination with a gross value of approximately $19,000, which have indefinite useful lives as they are expected to generate economic benefit to the Company in perpetuity. In addition, during 2019 the Company acquired finite-lived intangible assets with a gross value of approximately $7,091 as part of its Herbal Brands acquisition. During the nine months ended September 30, 2021 and 2020 the Company recorded approximately $972 and $829, respectively, of amortization related to its finite-lived intangible assets. During the three months ended September 30, 2021 and 2020 the Company recorded approximately $191 and $389, respectively, of amortization related to its finite-lived intangible assets.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following tables present details of the Company’s total intangible assets as of September 30, 2021 and December 31, 2020. The value of product formulation intangible asset is included in the value of Brand:

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0.0
Customer relationships	1,000	441	559	3.6
Customer list	650	314	336	2.6
Brand	4,516	1,104	3,412	7.6
Total finite-lived intangible assets	$7,091	$2,784	$4,307

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Total indefinite-lived intangible assets	$19,000	N/A	$19,000
Total intangible assets	$26,091	$2,784	$23,307

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$525	$400	0.5
Customer relationships	1,000	304	696	4.4
Customer list	650	217	433	3.3
Brand	4,516	766	3,750	8.3
Total finite-lived intangible assets	$7,091	$1,812	$5,279

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Total indefinite-lived intangible assets	$19,000	N/A	$19,000
Total intangible assets	$26,091	$1,812	$24,279

2020 Interim Impairment Testing

In conjunction with the impairment testing performed as of March 31, 2020 (refer to Note 9 for more detail) the Company reviewed finite-lived intangible assets for impairment. Indefinite-lived intangible assets, consisting of certain of the Company’s licenses, were reviewed as part of the impairment assessment during the first quarter of 2020 similar to goodwill, in accordance with ASC 350. The Company did not recognize an impairment related to the carrying value of any of the Company’s finite or indefinite-lived intangible assets as a result of the impairment assessments performed as of March 31, 2020.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

For each of the three and nine months ended September 30, 2021 and 2020, no impairment was recognized related to the carrying value of any of the Company’s finite or indefinite-lived intangible assets.

Annual Impairment Testing

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company performs its annual impairment test as of December 31 of each year. Refer to Note 9. for more detail.

Amortization Expense

The following table reflects the estimated future amortization expense for each period presented for the Company’s finite-lived intangible assets as of September 30, 2021:

Estimated Amortization Expense
2021	191
2022	$795
2023	715
2024	542
2025	572
Thereafter	1,492
Total	$4,307

9. GOODWILL

The following table presents goodwill by segment:

	Cannabinoid	Non- Cannabinoid	Total
Balance at December 31, 2020	$18,508	$—	$18,508

Balance at September 30, 2021	$18,508	$—	$18,508

Cumulative goodwill impairment charges(a)	$—	$1,682	$1,682
(a) Amount refers to cumulative goodwill impairment charges related to impairments recognized in 2020; no impairment charges were recognized during the three and nine months ended September 30, 2021.

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

For 2020, the Company performed a qualitative assessment to determine whether indicators of impairment existed. The Company considered, among other factors, the financial performance, industry conditions, as well as macroeconomic developments. Based upon such assessment, the Company determined that it was not more-likely-than-not that an impairment existed as of December 31, 2020. There were no indicators of impairment during the three and nine months ended September 30, 2021.

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

10. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$5,065	$5,065
Building & warehouse	8,406	8,464
Laboratory equipment	6,115	5,942
Agricultural equipment	2,227	1,904
Computer equipment	1,563	1,534
Furniture & appliances	740	819
Construction in progress	9,577	4,288
Other	1,027	1,020
Property, plant and equipment, gross	34,720	29,036
Less: accumulated depreciation	(5,055)	(3,356)
Property, plant and equipment, net	$29,665	$25,680

11. DEBT

	September 30, 2021	December 31, 2020
Convertible Notes due 2024, current portion	12,909	—
Loans and borrowings, current portion	120	—
Total debt, current portion	$13,029	$—
Convertible notes due 2024 (a)(b)	7,218	—
Convertible notes due 2022 (a)	—	27,142
Herbal Brands Loan and other borrowings	5,859	6,701
Total debt, long term	$13,077	$33,843
Ending balance	$26,106	$33,843
(a)Net of debt issuance, which was $719 for the nine months ended September 30, 2021 and $741 for the year ended December 31, 2020.
(b)During the three months ended September 30, 2021, the Company wrote off $457 of unamortized debt financing cost related to the repayment of its

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Convertible Notes due 2022.

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
A noteholder could convert the principal amount, in whole or in part, at a minimum of $1,000 into common shares at a conversion price of $11.00 per share. The Company could issue financing securities (common shares) upon the exercise of the conversion options within each convertible notes, in part or in whole, at the option of the holder at any time or at the option of the issuer subsequent to a trigger event (i.e., a qualified IPO at greater than or equal to $13.54 per common share, or a non-qualified IPO with a 10-day trailing volume weighted average price exceeding $13.54 per common share). The Company was contractually restricted from prepaying the obligations prior to the maturity date except in the case of (1) conversion of the whole or part of the principal amount or (2) a change in control which would trigger immediate repayment in full.

In its assessment to determine the accounting treatment for the Class C Preferred Shares and 2022 Convertible Notes, the Company reviewed the guidance in ASC 480 — Distinguishing Liabilities from Equity. Based on the analysis the Company deemed that the: 1) Class C Preferred Shares meet the criteria for a freestanding equity classified instrument that are initially measured at fair value and subsequent changes to their fair are not recognized; and 2) 2022 Convertible Notes were debt-like in nature. In its assessment, the Company considered the terms and features within the hybrid instrument, including redemption consideration, the preferred shares’ cumulative dividend, voting rights, contingent and optional conversion feature, as well as the liquidation rights, prior to concluding on the classification. Following the review, no features were segregated, and no derivative instruments or beneficial conversion features were recognized. As a result, upon issuance, the Company had recognized approximately $30,258 of Class C Preferred Shares and approximately $27,750 of Series D convertible debt on its statement of financial position.
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

In connection with the Business Combination (Note 7) and effective on the Closing Date, Clever Leaves and the holders of the 2022 Convertible Notes agreed to amend the terms of the 2022 Convertible Notes as follows: (i) decrease the interest rate to 8%, commencing January 1, 2021, and provide that such interest is to be paid in cash, quarterly in arrears; (ii) provide for the payment of all accrued and outstanding interest from January 1, 2020 to December 31, 2020 to be made in the form of PIK Notes; to consent to the transfer of the PIK Notes to SAMA in exchange for the PIPE Shares to be issued as part of the SAMA PIPE pursuant to the terms of the Subscription Agreements; (iii) at the option of Clever Leaves, satisfy the payment of quarterly interest by issuing the Company's common shares to the noteholders, at a price per share equal to 95% of the 10-day volume weighted average trading price of the Company's common shares ending three trading days prior to the relevant interest payment date (the “10-Day VWAP”); (iv) at the option of Clever Leaves, prepay, in cash, any or all amounts outstanding under the 2022 Convertible Notes at any time without penalty; (v) at the option of Clever Leaves on each quarterly interest payment date, repay up to the lesser of (a) $2,000, or (b) an amount equal to four times the average value of the daily volume of Holdco common shares traded during the 10-Day VWAP period, of the total amounts outstanding under the 2022 Convertible Notes at such time by issuing Holdco common shares to the noteholders at a price per share equal to 95% of the 10-Day VWAP; and (vi) at the option of each noteholder, in the event, following the Merger Effective Time, Clever Leaves, the Company or any of their respective affiliates proposed to issue equity securities for cash or cash equivalents (the “Equity Financing”) (save and except for certain exempt issuances) at any time after Clever Leaves, the Company or any of their respective affiliates completes one or more equity financings raising, in aggregate, net proceeds of $25,000 (net of reasonable fees, including reasonable accounting, advisory and legal fees, commissions and other out-of-pocket expenses and inclusive of net cash retained as a result

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
of the Business Combination on the Merge Effective Time), convert an amount of principal and/or accrued interest owing under the 2022 Convertible Notes into subscriptions to purchase up to the noteholder’s pro rata share of 25% of the total securities issued under such Equity Financing on the same terms and conditions as such Equity Financing is offered to subscribers; provided, however, that if the noteholder did not elect to participate in such Equity Financing through the conversion of amounts owing under the 2022 Convertible Notes, then Clever Leaves was required to repay, in cash within five (5) business days following the closing of such Equity Financing, an amount equal to the noteholder’s pro rata share of 25% of the total net proceeds raised from such Equity Financing (collectively, the “November 2020 Convertible Amendments”). The November 2020 Convertible Amendments were accounted as debt modification. As of closing of the Business Combination, the conversion price was changed from $11.00 to $30.62 per share.

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

On July 19, 2021, the Company fully repaid its 2022 Convertible Notes with accrued interest and cancelled the associated warrants. Under the Payout and Release Agreement, the Company paid an amount equal to the sum of 90% of the aggregate outstanding principal on the 2022 Convertible Notes, including accrued interest and certain legal fees.

The Company recorded a gain on extinguishment of debt, net of unamortized debt financing costs, for the amount of $2,267, in connection with the settlement of the 2022 Convertible Notes, during the three months ended September 30, 2021.
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

In connection with the Herbal Brands Loan, the Company issued equity-classified warrants for Class C preferred shares to Rock Cliff Capital (the "Rock Cliff Warrants") with an initial fair value of $717, which was reflected in additional paid-in capital, with an initial expiration date of May 3, 2021. Refer to Note 12 for further details regarding the Rock Cliff Warrants.
The Herbal Brands Loan and Rock Cliff Warrants were deemed freestanding financial instruments with the loan accounted for as debt, subsequently measured using amortized cost, and the Rock Cliff Warrants, representing a written call option, accounted for as an equity-classified contract with subsequent changes in fair value not recognized as long as warrants continue to be classified as equity. Using a relative fair value method, at the time of issuance, the Company recognized approximately $7,783 as loans and borrowings and approximately $717 in additional paid-in capital for the equity classified warrant.
In August 2020, the Company amended certain terms of the Herbal Brands Loan to provide for additional interest of 4.00% per annum, compounding quarterly and payable in-kind at maturity. In addition, the Company extended the expiration date of the Rock Cliff Warrants to May 3, 2023. As part of the amendment, the net debt to EBITDA covenant test is no longer required due to the occurrence of a Qualified IPO on December 18, 2020. The Company accounted for the amendment to the Herbal Brands

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
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
For the nine months ended September 30, 2021 and 2020, the Company recognized interest expense of approximately $564 and $490, respectively, and repaid principal of approximately $1,376 and $459, respectively, of the Herbal Brands Loan in accordance with the terms of the loan agreement. For the three months ended September 30, 2021 and 2020, the Company recognized interest expense of approximately $174 and $177, respectively, and repaid principal of approximately $269 and nil, respectively, of the Herbal Brands Loan in accordance with the terms of the loan agreement.

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

The principal and accrued interest owing under the Convertible Note may be converted at any time by the holder into the Company's common shares, without par value (the "common shares"), at a per share price of $13.50. Up to $12,500 in aggregate principal under the Convertible Note may be so converted within one year of issuance, subject to certain additional limitations.
Subject to certain limitations set forth in the Convertible Note, each of the Company and the noteholder may redeem all or a portion of the outstanding principal and accrued interest owing under the Convertible Note into common shares, at a per share price equal to the greater of (x) an 8% discount to the closing price per share on the applicable redemption date or (y) $6.44 (the “Optional Redemption Rate”). Up to $12,500 in aggregate principal under the Convertible Note may be so redeemed within one year of issuance, subject to certain additional limitations.

If the closing price per share of the Company’s common shares on the Nasdaq Capital Market is below $7.00 for 15 consecutive trading days, neither party will be permitted to redeem any portion of the Convertible Note until the closing price per common share has been above $7.00 for 15 consecutive trading days. At any time, including during the time while the holder is restricted from redeeming all or any portion of the Notes, the holder of the Convertible Note may elect to receive cash repayment of principal and accrued interest on the Convertible Note, in an amount not to exceed $3,500 in any 30 consecutive calendar day period, which amount shall be reduced to $2,000 when the principal on the Convertible Note is less than $12,500.

The holder of the Convertible Note will not be entitled to convert any portion of the Convertible Note if, after such conversion, such holder would have beneficial ownership of, and direct or indirect control or direction over, more than 9.99% of the Company’s outstanding common shares.

The Convertible Note is subject to certain events of default. The occurrence of these events of default would give rise to a five percent (5%) increase in the interest rate to a total of ten percent (10%) per annum for as long as the event of default continues and give the holder of the Convertible Note the right to redeem the outstanding principal and accrued interest on the Convertible Note at the Optional Redemption Rate. Certain events of default also require the Company to repay all outstanding principal and accrued interest on the Convertible Note. In addition, in certain circumstances, if the Company fails to timely deliver common shares as required upon conversion or redemption of the Convertible Note, then the Company will be required to pay, on each day that such failure to deliver common shares continues, an amount in cash equal to 0.75% of the product of (x) the number of common shares the Company failed to deliver multiplied by (y) any closing trading price of the common

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
shares on any day during the period when such shares were required to be delivered. The obligations of the Company under the Note Purchase Agreement are guaranteed by certain of the Company's subsidiaries.

During the three months ended September 30, 2021, the Company issued a total of 538,403 common shares upon debt conversion to the noteholder of $4,361 aggregate principal amount. As of September 30, 2021, the outstanding principal balance, including interest, of the Convertible Note payable was $20,846.

Other Borrowings

Portugal line of credit

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed EUR 1.00 million (the "Portugal Line of Credit"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Line of Credit pays interest quarterly at a rate of Euribor plus 3.0 percentage points. Principal will be repaid through quarterly installments of approximately EUR 62.5 beginning February 28, 2022. As of September 30, 2021, the full amount borrowed was outstanding under the Portugal Line of Credit.

12. CAPITAL STOCK
Common Shares

As of September 30, 2021, the Company's amended and restated articles provided for an unlimited number of voting common shares without par value and an unlimited number of non-voting common shares without par value.

Convertible Note due July 2024

In connection with the convertible note purchase agreement, the Company issued a total of 538,403 shares of common stock upon debt conversion to the noteholder. Refer to Note 11 for more information

Preferred Shares
As of September 30, 2021, the Company's amended and restated certificate of incorporation provided for an unlimited number of preferred shares without par value. As of September 30, 2021, the Company had no preferred shares issued and outstanding.

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

In addition, SAMA founders received 1,140,423 common shares in exchange for their SAMA common stock as earn-out shares. Under the terms these shares would be released from escrow as follows: (i) shares constituting 50% of the common shares reserve will be released to the Sponsor if the closing price of the Company's common shares on Nasdaq equals or exceeds $12.50 per share (as adjusted for shares splits, reverse splits, stock dividends, reorganizations, recapitalizations) for any 20 trading days within any consecutive 30 trading day period on or before the second anniversary of the Closing, and (ii) shares

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
constituting the remaining 50% of the common shares reserve will be released to the Sponsor if the closing price of the Company's common shares on Nasdaq equals or exceeds $15.00 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations) for any 20 trading days within any consecutive 30 trading day period on or before the fourth anniversary of the Closing. As of December 31, 2020, the shares were legally outstanding, however since none of the performance condition were met, no shares were included in the Company's statement of shareholders equity.

The condition for the first 50% of the shares reserve was met in the three months ended March 31, 2021, and therefore 570,212 shares are included in the Company's statement of shareholders equity. Since then, the performance condition for the remaining 50% of the common shares reserves was not met, therefore no additional shares were released from escrow.

Warrants

As of September 30, 2021, excluding the Rock Cliff warrants, the Company had outstanding 12,877,361 of its public warrants classified as a component of equity and 4,900,000 of its private warrants recognized as liability. Each warrant entitles the holder to purchase one common share at an exercise price of $11.50 per share commencing 30 days after the closing of the Business Combination and will expire on December 18, 2025, at 5:00 p.m., New York City time, or earlier upon redemption. Once the warrants are exercisable, the Company may redeem the outstanding public warrants at a price of $0.01 per warrant if the last reported sales price of the Company’s common shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders. The private warrants were issued in the same form as the public warrants, but they (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis at the holder’s option, in either case as long as they are held by the initial purchasers or their permitted transferees (as defined in the warrant agreement). Once a private warrant is transferred to a holder other than an affiliate or permitted transferee, it is treated as a public warrant for all purposes. The terms of the warrants may be amended in a manner that may be adverse to holders with the approval of the holders of at least a majority 50.1% of the then outstanding warrants.

During the nine months ended, September 30, 2021, the Company received total proceeds of $1,410 from the exercise of 122,639 of its public warrants by their holders.

The private warrants are recorded as liabilities, with the offset to additional paid-in capital, and measured at fair value at inception and at each reporting period in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations and comprehensive loss in the period of change.

As of September 30, 2021, the Company performed a valuation of the private warrants and as a result recorded a net gain on remeasurement for the nine months ended September 30, 2021, of approximately $5,390 in its statement of operations.
Series D Convertible Notes due March 2022

In connection with the issuance of the 2022 Convertible Notes, Clever Leaves issued 9,509 warrants to acquire Clever Leaves common shares to one of the note holders. The warrants vest when the 2022 Convertible Notes issued to the warrant holder is converted into shares and expire on March 30, 2023. The warrants were cancelled in July 2021 upon repayment of the 2022 Convertible Notes. Refer to Note 11 for more information.

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

13. GENERAL AND ADMINISTRATION
The components of general and administrative expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Salaries and benefits	$3,838	$2,314	$10,824	$11,140
Office and administration	1,356	276	3,822	1,555
Professional fees	858	2,075	4,665	5,050
Share based compensation	3,264	489	8,137	1,202
Rent	337	556	994	1,326
Other	1,417	32	1,976	853
Total	$11,070	$5,742	$30,418	$21,126

14. SHARE-BASED COMPENSATION

Stock-Based Compensation Plans

The Company's 2018 Equity Incentive Plan, 2020 Equity Incentive Plan and Earnout Plan are described in the Company's 2020 Form 10-K.

Share-Based Compensation Expense

The following table summarizes the Company's share-based compensation expense for each of its awards, included in the Consolidated Statement of Operations for the three and nine months ended September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Share-based compensation award type:
Stock Options	283	354	1,004	1,067
RSUs	2,981	135	7,133	135
Total Shared Based Compensation Expense	3,264	489	8,137	1,202

The Company recognized share-based compensation expense in general and administrative expense.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Stock Options

The following table is a summary of options activity for the Company’s stock incentive plans for the nine months ended September 30, 2021:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	896,888	$5.22	3.96	$2,889
Granted	64,736	$13.81	9.48	—
Exercised	(40,942)	$0.24	—	$434
Forfeited	(40,736)	$10.75	—	—
Expired	(87,300)	$9.40	—	—
Balance as of September 30, 2021	792,646	$5.96	3.91	$1,430
Vested and expected to vest as of September 30, 2021	781,365	$5.89	3.92	$1,460
Vested and exercisable as of September 30, 2021	435,013	$6.24	3.60	$743

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for all stock options that had exercise prices lower than the fair value of the Company’s common shares.

The weighted-average grant-date fair value per share of share-based awards granted during the nine months ended September 30, 2021 was $9.97.

Restricted Share Units
Time-based Restricted Share Units
The fair value for time-based RSUs is based on the closing price of the Company’s common shares on the grant date.

The following table summarizes the changes in the Company’s time-based restricted share unit activity during the nine months ended September 30, 2021:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2020	78,634	$3.25
Granted	592,213	12.61
Vested	(12,824)	9.96
Canceled/forfeited	(14,862)	7.50
Non-vested as of September 30, 2021	643,161	$11.64
Market-based Restricted Share Units

During the nine months ended September 30, 2021, the Company granted RSUs with both a market condition and a service condition (market-based RSUs) to the Company’s employees. The market-based condition for these awards requires that the Company’s common shares maintain a closing price equal to or greater than $12.50 or $15.00 per share for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2022 or December 18, 2024, respectively. Provided that the market-based condition is satisfied, and the respective employee remains employed by the Company, the market-based

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
restricted share units will vest in four equal annual installments on the applicable vesting date. The RSUs with the closing-price condition of $12.50 or more was met in the three months ended March 31, 2021.

The following table presents the weighted-average assumptions used in the Monte Carlo simulation model to determine the fair value of the market-based restricted share units granted in the nine months ended September 30, 2021:

Weighted Average Assumptions
Grant date share price	$13.68
Risk-free interest rate	0.5%
Expected dividend yield	0.0%
Expected volatility	90%
Expected life (in years)	2.4 - 3.5

The following table summarizes the changes in the Company’s market-based restricted share unit activity during the nine months ended September 30, 2021:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2020	—	$—
Granted	1,256,785	13.06
Vested	—	—
Canceled/forfeited	(53,275)	13.65
Non-vested as of September 30, 2021	1,203,510	$13.03

No market-based RSUs vested during the nine months ended September 30, 2021.
15. REVENUE
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

Disaggregation of Revenue
See Note 16 Segment Reporting for disaggregation of revenue data.

Contract Balances

The timing of revenue recognition, billing and cash collections results in billed accounts receivable, deferred revenue primarily attributable to advanced customer payment, on the Consolidated Statements of Financial Position. Accounts receivables are recognized in the period in which the Company's right to the consideration is unconditional. The Company's contract liabilities consist of advance payment from a customer, which is classified on the Consolidated Statements of Financial Position as current and non-current deferred revenue.

As of September 30, 2021, the Company's deferred revenue, included in current liabilities and non-current was $653 and $1,348, respectively.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
As of December 31, 2020, the Company's deferred revenue, included in current liabilities and non-current was $870 and $1,167, respectively.
16. SEGMENT REPORTING
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
As of September 30, 2021, the Company’s operations were organized in the following two reportable segments:
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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
Segment Net Sales:
Cannabinoid	$901	$1,136		$2,157	$1,531
Non-Cannabinoid	3,130	2,781		9,023	7,239
Total net sales	4,031	3,917		11,180	8,770

Segment Profit (Loss):
Cannabinoid	(4,391)	(4,529)		(10,859)	(14,384)
Non-Cannabinoid	551	933		1,797	1,346
Total segment loss	$(3,840)	$(3,596)		$(9,062)	$(13,038)

Reconciliation:
Total segment loss	(3,840)	(3,596)		(9,062)	(13,038)
Unallocated corporate expenses	(2,243)	(92)		(8,416)	(4,037)
Non-cash share-based compensation	(3,264)	(489)		(8,137)	(1,202)
Depreciation and amortization	(337)	(534)		(1,440)	(1,251)
Goodwill impairment	—	—		—	(1,682)
Loss from operations	$(9,684)	$(4,711)		$(27,055)	$(21,210)

Gain on debt extinguishment, net	(3,375)	—	—	(3,375)	—
Loss on fair value of derivative instrument	—	57	—	—	57
Gain on remeasurement of warrant liability	(9,065)	—	—	(5,390)	—
Loss on investments	—	58	—	—	318
Foreign exchange loss	298	96	—	1,137	455
Interest expense	485	1,204	—	2,383	2,993
Other expense, net	964	(20)	—	(123)	28
Gain (loss) before loss from equity investment	$1,009	$(6,106)		$(21,687)	$(25,061)

During 2021 and 2020, the Company's net sales for the non-cannabinoid segment were in the U.S.; cannabinoid net sales were mostly outside of the U.S., primarily in Colombia, Israel, Brazil and Australia.

	September 30, 2021	December 31, 2020
Long-lived assets
Cannabinoid	$29,513	$25,485
Non-Cannabinoid	136	176
Other(a)	16	19
	$29,665	$25,680
(a)“Other” includes long-lived assets primarily in the Company’s corporate offices.

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
The following table disaggregates the Company’s revenue by channel for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Mass retail	$1,958	$2,602	$5,567	$4,635
Specialty, health and other retail	277	97	852	1,007
Distributors	1,650	1,130	4,330	2,705
E-commerce	146	88	431	423
	$4,031	$3,917	$11,180	$8,770

17. NET INCOME (LOSS) PER SHARE
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year, without consideration for common share equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the year determined using the treasury-stock method. For purposes of this calculation, common share warrants and stock options are considered to be common share equivalents and are only included in the calculation of diluted net income per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net income (loss) and the weighted average number of shares used in computing basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net income (loss)	$995	$(6,108)	$(21,726)	$(25,047)
Adjustments to reconcile to net loss available to common stockholders:
Net loss attributable to non-controlling interests	—	(1,014)	—	(2,662)
Net income (loss) attributable to Clever Leaves Holdings Inc. common shareholders — basic and diluted	$995	$(5,094)	$(21,726)	$(22,385)

Denominator:
Weighted-average common shares outstanding - basic and diluted	25,755,972	10,638,052	25,466,404	8,456,977

Net income (loss) per share attributable to Clever Leaves Holdings Inc. common shareholders - basic and diluted	$0.04	$(0.48)	$(0.85)	$(2.65)

The Company's potentially dilutive securities, which include common stock warrants, stock options, and unvested restricted stock have been excluded from the computation of diluted net income (loss) per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The Company excluded the following potential common shares, presented based on amounts outstanding as of September 30, 2021 and 2020, from the computation of diluted net loss per share attributable to common shareholders because including them would have had an anti-dilutive effect:

	September 30, 2021	September 30, 2020

Common stock warrants	17,840,951	—
SAMA earnout shares	570,211	—
Stock options	792,646	1,083,498
Unvested restricted share units	1,846,670	—
Total	21,050,478	1,083,498

18. SUBSEQUENT EVENTS

2024 Convertible Note - Redemption

Subsequent to September 30, 2021, in connection with the 2024 Notes Purchase Agreement, the Company issued a total of 181,682 common shares upon debt conversion to the noteholders, with a value of $1,199. As of November 9, 2021, the outstanding principal balance of the Convertible Notes payable was $19,647.

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
1.The Cannabinoid operating segment is comprised of the Company’s cultivation, extraction, manufacturing, commercialization, and distribution of cannabinoid products. This operating segment is in the early stages of commercializing cannabinoid products internationally subject to applicable international and state laws and regulations. All our customers and sales for our cannabinoid segment products are primarily outside of the U.S.
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
The following tables presents select operational and financial information of the Cannabinoid segment for the three and nine months ended September 30, 2021, and 2020:

	Three months ended September 30,
Operational information:	2021	2020 (d)	Change
(In $000s, except kilogram and per gram data)
Kilograms (dry flower) harvested (a)	17,304	14,160	3,144	22%
Costs to produce (b)	$2,597	$2,176	$421	19%
Costs to produce per gram	$0.15	$0.15	$—	—%

Selected financial information:
Revenue	$901	$1,136	$(235)	(21)%
Kilograms sold (c)	2,687	14,461	(11,774)	(81)%
Revenue per grams sold	$0.34	$0.08	$0.26	325%

	Nine months ended September 30,
Operational information:	2021	2020 (d)	Change
(In $000s, except kilogram and per gram data)
Kilograms (dry flower) harvested (a)	44,326	42,253	2,073	5%
Costs to produce (b)	$7,237	$5,850	$1,387	24%
Costs to produce per gram	$0.16	$0.14	$0.02	14%

Selected financial information:
Revenue	$2,157	$1,531	$626	41%
Kilograms sold (c)	7,564	17,948	(10,384)	(58)%
Revenue per grams sold	$0.29	$0.09	$0.20	222%

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
(d)Prior year information was revised to conform to the current period presentation.
During the three months ended September 30, 2021 and 2020 we sold 2,687 and 14,461 kilograms, respectively, of dry flower equivalents. For the three months ended September 30, 2021, our cannabinoid segment sales were primarily in Colombia, Australia, and Israel. The decrease in our cannabinoid segment sales was primarily driven by the reduced sales activity for cannabinoid products during the three months ended September 30, 2021.

During the nine months ended September 30, 2021 and 2020 we sold 7,564 and 17,948 kilograms, respectively, of dry flower equivalents. For the nine months ended September 30, 2021, our cannabinoid segment sales were primarily in Colombia, Australia, Israel and Brazil. The decrease in dry flower equivalents was primarily due to selling more higher margin products.
We harvested 17,304 kilograms of cannabinoids in the three months ended September 30, 2021, as compared to 14,160 kilograms in the three months ended September 30, 2020. The increase was primarily attributable to the addition of production capacity at the Company's Portugal facilities, partially offset by our planned production capacity at the Company's Colombia facilities.

We harvested 44,326 kilograms of cannabinoids in the nine months ended September 30, 2021, as compared to 42,253 kilograms in the nine months ended September 30, 2020. The increase was primarily attributable to the addition of production capacity at the Company's Portugal facilities, partially offset by our planned production capacity at the Company's Colombia facilities.
Costs to produce were approximately $0.15 per gram of dry flower equivalent for the three months ended September 30, 2021, as compared to $0.15 per gram of dry flower equivalent for the three months ended September 30, 2020. The cost to produce remained flat due to comparable production capacity during the two periods.

Costs to produce were approximately $0.16 per gram of dry flower equivalent for the nine months ended September 30, 2021, as compared to $0.14 per gram of dry flower equivalent for the nine months ended September 30, 2020. The increase in costs to produce per gram was primarily driven by initial higher production costs at our Portugal facility as we continued to expand production capacity. The increase in costs was partly reduced by lower production costs at our facilities in Colombia and the resulting economies of scale.
Recent Developments

COVID-19 Pandemic
The Company expects its operations to continue to be affected by the ongoing outbreak of the 2019 coronavirus disease (“COVID-19”), which was declared a pandemic by the WHO in March 2020. The spread of COVID-19 has severely impacted many economies around the globe, including ongoing distribution in global supply chains. In many countries, including those where the Company operates, businesses have been forced to cease or limit operations for long or indefinite periods of time. Measures taken to contain the spread of the virus, including travel bans, quarantines, social distancing, and closures of non-essential services have triggered significant disruptions to businesses worldwide, resulting in an economic slowdown. Given the continued evolution of the COVID-19 pandemic and the related complexities and uncertainties associated with the additional variants, the Company’s business operations could be significantly impacted. We continue to monitor closely the impact of COVID-19, with a focus on the health and safety of our employees, and business continuity.

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
Under the current license granted by INFARMED, our production facility in Portugal is currently cultivating cannabis for commercial purposes. Our Portugal facility received third-party GACP certification in March 2021. To maintain the GACP certificate, we must cultivate and operate under GACP guidelines.
2024 Note Purchase Agreement and 2022 Convertible Notes repayment
On July 19, 2021, we entered into the Note Purchase Agreement with Catalina LP in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act, the Catalina LP Convertible Note in the principal amount of $25,000. The Catalina LP Convertible Note matures three years from its issuance date, and we have the option to prepay the outstanding principal and accrued interest on the Catalina LP Convertible Note at any time at our election. Interest accrues on the Catalina LP Convertible Note at five percent (5%) per annum and is payable on a quarterly basis, either in cash or, at our option, by increasing the principal amount of the note. The Catalina LP Convertible Note is guaranteed by certain subsidiaries of the Company and secured by pledged equity interests in certain subsidiaries of the Company.

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

During the three months ended September 30, 2021, the Company issued a total of 538,403 common shares upon debt conversion to the noteholder of $4,361 aggregate principal amount.. As of September 30, 2021, the outstanding principal balance, including interest, of the Convertible Note payable was $20,846. Subsequent to September 30, 2021, the Company issued an additional 181,682 common shares upon debt conversion to the noteholder, with a value of $1,199. See Note 18 for more detail.

On July 19, 2021, the Company fully repaid its 2022 Convertible Notes with accrued interest and cancelled the associated warrants. Under the Payout and Release Agreement, the Company paid an amount equal to the sum of 90% of the aggregate outstanding principal on the 2022 Convertible Notes, including accrued interest and certain legal fees.

The Company recorded a gain on extinguishment of debt, net of unamortized debt financing costs, for the amount of $2,267, in connection with the settlement of the 2022 Convertible Notes, during the three months ended September 30, 2021.

Components of Results of Operations
Revenue — in our Cannabinoid segment, revenue is primarily comprised of sales of our cannabis products, which currently include cannabidiol isolate, full spectrum and standardized extracts. In our Non-Cannabinoid segment, revenue is primarily composed of sales of our nutraceutical products to our retail customers. As we have only recently begun to carry out our cannabinoid sales operations, our main revenue is derived from our Herbal Brands business.
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

Results of Operations

Three and nine months ended September 30, 2021, compared to three and nine months ended September 30, 2020

Consolidated Statements of Net Loss Data
(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$4,031	$3,917	11,180	$8,770
Cost of sales	(1,496)	(1,844)	(4,080)	(3,629)
Gross profit	2,535	2,073	7,100	5,141
General and administrative expenses	11,070	5,742	30,418	21,126
Sales and marketing expenses	812	508	2,297	2,292
Goodwill impairment	—	—	—	1,682
Depreciation and amortization expenses	337	534	1,440	1,251
Loss from operations	(9,684)	(4,711)	(27,055)	(21,210)
Interest expense, net	485	1,204	2,383	2,993
Gain on remeasurement of warrant liability	(9,065)	—	(5,390)	—
Loss on investments	—	58	—	318
Gain on debt extinguishment, net	(3,375)	—	(3,375)	—
Loss on fair value of derivative instrument	—	57	—	57
Foreign exchange loss	298	96	1,137	455
Other (income) expenses, net	964	(20)	(123)	28
Total other expenses, net	(10,693)	1,395	(5,368)	3,851
Income (loss) before income taxes	1,009	(6,106)	(21,687)	(25,061)
Equity investments and securities loss	14	2	39	(14)
Net income (loss)	$995	$(6,108)	$(21,726)	$(25,047)
Net loss attributable to non-controlling interest	—	(1,014)	—	(2,662)
Net income (loss) attributable to Company	$995	$(5,094)	$(21,726)	$(22,385)
Revenue by Channel
(In thousands of U.S. dollars)
The following table provides our revenue by channel for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Mass retail	$1,958	$2,602	$5,567	$4,635
Specialty, health and other retail	277	97	852	1,007
Distributors	1,650	1,130	4,330	2,705
E-commerce	146	88	431	423
Total	$4,031	$3,917	$11,180	$8,770

Revenue
Revenue increased to $4,031 for the three months ended September 30, 2021, as compared to $3,917 for the three months ended September 30, 2020. The increase was primarily due to higher sales in our Non-Cannabinoid segment, partly offset by a decrease in sales from our Cannabinoid segment. The increased sales in our Non-Cannabinoid segment was primarily driven by a favorable comparison to prior year quarter during which we saw a decline in sales as restrictions imposed due to COVID-19 resulted in the closure of store fronts or reduction in foot traffic for our retail partners. The decreased sales in our Cannabinoid segment were primarily driven by the reduced sales activity for cannabinoid products.

Revenue increased to $11,180 for the nine months ended September 30, 2021, as compared to $8,770 for the nine months ended September 30, 2020. The increase was primarily due to increased sales in both our Non-Cannabinoid and Cannabinoid segments. The increased sales in our Non-Cannabinoid segment was primarily driven by stronger demand from specialty distributors combined with less stringent COVID-19 restrictions compared to the prior period, during which we saw a decline in sales due to closure of store fronts and a reduction in foot traffic for our retail partners. The increase in our Cannabinoid segment sales was primarily driven by the Company's continued expansion of its sales activity for Cannabinoid products.

Cost of sales

Cost of sales decreased to $1,496 for the three months ended September 30, 2021, as compared to $1,844 for the three months ended September 30, 2020, primarily due to reduced costs associated with decreased sales activity for our cannabinoid products.
Cost of sales increased to $4,080 for the nine months ended September 30, 2021, as compared to $3,629 for the nine months ended September 30, 2020. The increase was due to costs associated with increased sales from both the Non-Cannabinoid and Cannabinoid segments during the nine months ended September 30, 2021.
Operating expenses
(In thousands of U.S. dollars)

	Three months ended September 30,
	2021	2020	Change
General and administrative	$11,070	$5,742	$5,328	93%
Sales and marketing	812	508	304	60%
Depreciation and amortization	337	534	(197)	(37)%
Total operating expenses	$12,219	$6,784

(As a percentage of revenue)
General and administrative	275%	147%
Sales and marketing	20%	13%
Depreciation and amortization	8%	14%
Total operating expenses	303%	173%

	Nine months ended September 30,
	2021	2020	Change
General and administrative	$30,418	$21,126	$9,292	44%
Sales and marketing	2,297	2,292	5	—%
Goodwill impairment	—	1,682	(1,682)	(100)%
Depreciation and amortization	1,440	1,251	189	15%
Total operating expenses	$34,155	$26,351

(As a percentage of revenue)
General and administrative	272%	241%
Sales and marketing	21%	26%
Goodwill impairment	—%	19%
Depreciation and amortization	13%	14%
Total operating expenses	306%	300%
Three months ended September 30, 2021 compared to three months ended September 30, 2020

General and administrative. General and administrative expenses increased to $11,070 for the three months ended September 30, 2021, as compared to $5,742 for the three months ended September 30, 2020, primarily due to the increase in share-based compensation, increased professional fees and insurance costs, related to public company requirements.

Sales and marketing. Sales and marketing expenses increased to $812 for the three months ended September 30, 2021, as compared to $508 for the three months ended September 30, 2020, primarily due to the increase in spending related to the potential launch of cannabinoid products, combined with less stringent COVID-19 restrictions compared to the prior period, during which there was a reduction in sales and marketing expenses.
Depreciation and amortization.    Depreciation and amortization expenses decreased to $337 for the three months ended September 30, 2021, from $534 for the three months ended September 30, 2020, primarily because the prior period included the amortization cost related to GNC intangible. The decrease was partially offset by the depreciation associated with the capital expenditures for expansion of our cultivation and extraction assets.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

General and administrative. General and administrative expenses increased to $30,418 for the nine months ended September 30, 2021, as compared to $21,126 for the nine months ended September 30, 2020. The increase was primarily due to the increase in share-based compensation, increased professional fees and insurance costs.

Sales and marketing. Sales and marketing expenses were $2,297 for the nine months ended September 30, 2021, as compared to $2,292 for the nine months ended September 30, 2020. Despite the increase in spending related to the potential launch of cannabinoid products and the launch of Project Change Lives campaign in the U.S. during the nine months ended September 30, 2021, sales and marketing expenses remained flat due compared to prior period due to the impact of the cost control measures we undertook to address the impact of the COVID-19 pandemic.
Goodwill impairment. For the nine months ended September 30, 2020, the Company recognized a goodwill impairment of $1,682 related to our Herbal Brands business. For more information, see Note 8 and Note 10 to our 2020 Form 10-K.
Depreciation and amortization. Depreciation and amortization expense increased to $1,440 for the nine months ended September 30, 2021, from $1,251 for the nine months ended September 30, 2020, primarily due to capital expenditures for the expansion of our cultivation and extraction assets. Additionally, the increase is attributable to the higher amortization expense during the nine months ended September 30, 2021, due to the acceleration of the period over which the useful life of the GNC intangible asset is amortized.

Non-operating income and expenses
(In thousands of U.S. dollars)

	Three months ended September 30,
	2021	2020	Change
Interest expense, net	$485	$1,204	$(719)	(60)%
Gain on remeasurement of warrant liability	(9,065)	—	(9,065)	N/M
Loss on other investments	—	58	(58)	(100)%
Gain on debt extinguishment	(3,375)	—	(3,375)	N/M
Loss on fair value of derivative instrument	—	57	(57)	(100)%
Foreign exchange loss	298	96	202	210%
Other expense (income), net	964	(20)	984	N/M
Total	$(10,693)	$1,395	$(12,088)	N/M

	Nine Months Ended September 30,
	2021	2020	Change
Interest expense, net	$2,383	$2,993	$(610)	(20)%
Gain on remeasurement of warrant liability	(5,390)	—	(5,390)	100%
Loss on other investments	—	318	(318)	(100)%
Gain on debt extinguishment	(3,375)	—	(3,375)	N/M
Loss on fair value of derivative instrument	—	57	(57)	—%
Foreign exchange loss	1,137	455	682	150%
Other (income) expense, net	(123)	28	(151)	N/M
Total	$(5,368)	$3,851	$(9,219)	(239)%
N/M: Not a meaningful percentage
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Interest expense, net. Interest expense, net for the three months ended September 30, 2021 decreased to $485, as compared to $1,204 for the three months ended September 30, 2020. The decrease is primarily related to lower interest expense and write off of unamortized debt financing costs, both in connection with the repayment of the 2022 Convertible Notes during the three months ended September 30, 2021. For more information refer to Note 11 to our unaudited condensed consolidated financial statements for the period ended September 30, 2021 included in this Form 10-Q.
Gain on remeasurement of warrant liability.     Gain on remeasurement was $9,065 for the three months ended September 30, 2021, as compared to nil for the three months ended September 30, 2020. The gain is directly attributable to the remeasurement of the warrant liability as of September 30, 2021 due to the change in the underlying value related to the private warrants. For more information refer to Note 12 to our unaudited condensed consolidated interim financial statements for the period ended September 30, 2021 included in this Form 10-Q.
Loss on other investments. We recorded a loss on investment of $58 for the three months ended September 30, 2020, related to the decline in the carrying value of our investment in Lift & Co. shares.
Gain on debt extinguishment, net. Net gain on debt extinguishment was $3,375 for the three months ended September 30, 2021 compared to nil for the three months ended September 30, 2020. The gain was primarily due to the extinguishment of debt, in connection with the settlement of the 2022 Convertible Note, during the three months ended September 30, 2021.
Loss on fair value of derivative instrument. We recorded a loss on fair value of derivative instrument of $57 for the three months ended September 30, 2020, related to the derivative instrument for our investment in Lift & Co. warrants.

Foreign exchange loss. The impact of foreign exchange for the three months ended September 30, 2021 was a loss of $298, as compared to a loss of $96 for the three months ended September 30, 2020. The foreign exchange losses for the three months ended September 30, 2021, were primarily driven by the currency fluctuations of the Euro versus the U.S. Dollar.
Other (income) expense, net. Other (income) expenses, net includes items not individually material to our consolidated financial statements.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Interest expense, net. Interest expense, net for the nine months ended September 30, 2021 was $2,383 as compared to $2,993 for the nine months ended September 30, 2020. The decrease was primarily attributable to lower interest rate on the 2022 Convertible Notes following the 2020 Convertible Notes Amendments and write off of unamortized debt financing costs, in connection with the repayment of the 2022 Convertible Notes during the three months ended September 30, 2021. For additional details, see Note 11 to our unaudited condensed consolidated interim financial statements for the period ended September 30, 2021, included in this Form 10-Q.
Gain on remeasurement of warrant liability. Gain on remeasurement was $5,390 for the nine months ended September 30, 2021 compared to nil for the nine months ended September 30, 2020. The gain is directly attributable to the remeasurement of the warrant liability as of September 30, 2021 due to change in underlying value related to the private warrants. For more information refer to Note 12 to our unaudited condensed consolidated interim financial statements for the three months ended September 30, 2021, included in this Form 10-Q.
Loss on investments. Loss on investment was nil for the nine months ended September 30, 2021, as compared to a loss of $318 for the nine months ended September 30, 2020. The loss on investments for the nine months ended September 30, 2020 was primarily related to the decline in the carrying value of our investments in Lift & Co. shares and Cansativa.
Gain on debt extinguishment, net. Net gain on debt extinguishment was $3,375 for the nine months ended September 30, 2021 compared to nil for the nine months ended September 30, 2020. The gain was primarily due to the extinguishment of debt, in connection with the settlement of the 2022 Convertible Note, during the three months ended September 30, 2021.
Foreign exchange loss. The impact of foreign exchange for the nine months ended September 30, 2021 was a loss of $1,137 compared to a loss of $455 for the nine months ended September 30, 2020. The foreign exchange losses for the nine months ended September 30, 2021 were primarily driven by the currency fluctuations of the Euro versus the U.S. Dollar.
Other (income) expense, net. Other (income) expenses, net includes items not individually material to our consolidated financial statements.
Operating Results by Business Segment
Our management evaluates segment profit/loss for each of the Company’s reportable segments. We define segment profit/loss as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 16 to our unaudited condensed consolidated interim financial statements for the three months ended September 30, 2021 included in this Form 10-Q.

Revenue by segment
(In thousands of U.S. dollars)

	Three months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment Revenue:
Cannabinoid	$901	$1,136	$2,157	$1,531
Non-Cannabinoid	3,130	2,781	9,023	7,239
Total revenue	$4,031	$3,917	$11,180	$8,770
Cannabinoid. Cannabinoid revenue decreased to $901 for the three months ended September 30, 2021, as compared to $1,136 for the three months ended September 30, 2020. The decrease was driven primarily by lower sales activity due to decreased demand for cannabinoid products. For the nine months ended September 30, 2021, Cannabinoid revenue increased to $2,157 as compared to $1,531 for the nine months ended September 30, 2020, driven primarily by the sale of cannabinoid products as the contracts with key clients are maturing and transitioning from a preparation to a revenue generating phase.
Non-Cannabinoid. Non-Cannabinoid revenue increased to $3,130 and $9,023 for the three and nine months ended September 30, 2021, respectively, as compared to $2,781 and $7,239 for the three and nine months ended September 30, 2020, respectively, driven primarily by the recovery demand from COVID-19 that resulted in the closure of store fronts or reduction in foot traffic for our retail partners in the prior period and increased sales efforts in various revenue channels.
Segment profit/loss
(In thousands of U.S. dollars)

	Three months ended September 30,		Change
	2021	2020	$	%
Segment Profit/(Loss):
Cannabinoid	$(4,391)	$(4,529)	138	(3)%
Non-Cannabinoid	551	933	(382)	(41)%
Total Segment Loss (a)	$(3,840)	$(3,596)	(244)	7%

	Nine months ended September 30,		Change
	2021	2020	$	%
Segment Profit/(Loss):
Cannabinoid	$(10,859)	$(14,384)	3,525	(25)%
Non-Cannabinoid	1,797	1,346	451	34%
Total Segment Loss (a)	$(9,062)	$(13,038)	3,976	(30)%

(a) For a reconciliation of segment (loss) to loss before income taxes see Note 16 to our unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2021, included in this Form 10-Q.

Cannabinoid — Cannabinoid segment loss decreased to $4,391 for the three months ended September 30, 2021, from a loss of $4,529 for the three months ended September 30, 2020 primarily due to cost control measures implemented by us starting in the second quarter of 2020. The decrease was partly offset by costs incurred from the expansion of our operations in Colombia and Portugal.
Cannabinoid segment loss decreased to $10,859 for the nine months ended September 30, 2021, from $14,384 for the nine months ended September 30, 2020, primarily due to cost control measures implemented by us starting in the second quarter of

2020, as well as increased sales of cannabinoid products. The decrease was partly offset by costs incurred from the expansion of our operations in Colombia and Portugal.

Non-Cannabinoid — Non-Cannabinoid segment had a profit of $551 for the three months ended September 30, 2021, as compared to a profit of $933 for the three months ended September 30, 2020. The decrease is primarily due to cost control measures that were implemented in the second quarter of 2020, partially offset by increased sales of Non-Cannabinoid products.

Non-Cannabinoid segment profit increased to $1,797 for the nine months ended September 30, 2021, as compared to $1,346 the nine months ended September 30, 2020. The increase is primarily due to cost control measures implemented by us starting in the second quarter of 2020, as well as increased sales of Non-Cannabinoid products.
Liquidity and Capital Resources
The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented:
(In thousands of U.S. dollars)

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(28,195)	$(18,279)
Net cash used in investing activities	(5,948)	(3,286)
Net cash provided by financing activities	951	14,632
Effect of foreign currency translation on cash and cash equivalents	(62)	(29)
Cash, cash equivalents, and restricted cash beginning of period	79,460	13,198
Cash, cash equivalents, and restricted cash end of period	46,206	6,236
Decrease in cash and cash equivalents	$(33,254)	$(6,962)

Cash flows used in operating activities
The change in net cash used by operating activities during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily related to changes in use of working capital, increase in General and Administrative expenses, in part offset by gain on remeasurement and net gain on extinguishment of debt, resulting in overall increase in net loss, net of non-cash items.
Cash flows from investing activities
The increase in net cash used in investing activities during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily related to higher capital expenditures in Portugal.
Cash flows from financing activities
The decrease in net cash provided by financing activities during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily driven by the higher cash inflows from net, debt financing and net proceeds from issuance of shares and cancellation of shares during the nine months ended September 30, 2020.
Sources of Liquidity
We have historically financed our operations through the issuance of shares, the issuance of convertible debt and cash from operations. In connection with the closing of the Business Combination we received approximately $73,509 of net proceeds (refer to Note 7 to the unaudited condensed consolidated interim financial statements included within this Form 10-Q). As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $45,762 and $79,107, respectively, which were held for working capital and general corporate purposes. This represents an overall decrease of $33,345.

We have had operating losses and negative cash flows from operations since inception and expect to continue to incur net losses for the foreseeable future until such time, if ever, that we can generate significant revenue from the sale of our available inventories. We anticipate that we will continue to incur losses from operations due to pre-commercialization activities, marketing and manufacturing activities, and general and administrative costs to support operations. On July 19, 2021, the Company entered into a Note Purchase Agreement and issued a secured convertible note in the principal amount of $25,000.

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

We believe that cash on hand is sufficient to satisfy the Company's estimated liquidity needs during the twelve months from the issuance of the consolidated financial statements for the nine months ended September 30, 2021. If this amount, together with cash from operations is subsequently insufficient for us to continue to operate as a going concern, we may need to raise additional cash through debt, equity or other forms of financing to fund future operations which may not be available on acceptable terms, or at all.
Debt
Total debt outstanding as of December 31, 2020 was $33,843. The balance was comprised of the 2022 Convertible Notes of approximately $27,750 issued in March 2019, the debt of $8,500 issued to finance the Herbal Brands acquisition in April 2019, as well as other borrowings, net of principal repayments for the Herbal Brands Loan and debt issuance costs.
Total debt outstanding as of September 30, 2021 was $26,106. The balance is comprised of the remaining balance of 2024 Convertible Note of 20,127, net of debt issuance cost, that was issued in July 2021 and the remaining debt of 5,979, for other loans and borrowing. Other loans and borrowing consists of the debt that was issued to finance the Herbal Brands acquisition in April 2019, the debt related to Portugal Line of Credit, as well as other borrowings. For more information, refer to Note 11 to our unaudited condensed consolidated interim financial statements for the nine months ended September 30, 2021 included in this Form 10-Q. On July 19, 2021, we prepaid the holders of the 2022 Convertible Notes and the 2022 Convertible Notes were discharged.
Portugal Line of Credit

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed EURO 1 million (the "Portugal Line of Credit"), from a local lender, S.A., (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Line of Credit pays interest quarterly at a rate of Euribor plus 3.0 percentage points. Principal will be repaid through quarterly installments of approximately EURO 62.5 beginning February 28, 2022. As of September 30, 2021, the full amount borrowed was outstanding under the Portugal Line of Credit.

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
On August 27, 2020, we amended certain terms of the Herbal Brands Loan to provide for an additional interest of 4% per annum, compounding quarterly and payable in-kind at maturity. In addition, we extended the expiry date of the outstanding 193,402 warrants until May 3, 2023. As part of the amendment, the covenant testing under the Herbal Brands Loan is no longer required due to the occurrence of a Qualified IPO on December 18, 2020.

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

In connection with the issuance of the 2022 Convertible Notes, Clever Leaves issued 9,509 warrants to acquire Clever Leaves common shares to one of the noteholders. The warrants were cancelled when the 2022 Convertible Notes issued to the warrant holder was repaid.

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

Subsequently, in July 2021, Series D convertible notes with accrued interest were settled and the related warrants were cancelled. For more information, refer to Note 11 to our unaudited condensed consolidated interim financial statements for the nine months ended September 30, 2021 included in this Form 10-Q.

On July 19, 2021, the Company entered into a Note Purchase Agreement with Catalina LP (“the "Note Purchase Agreement") and issued a secured convertible note (the "Convertible Note") to Catalina LP (“SunStream”), an affiliate of SunStream Bancorp Inc., a joint venture initiative sponsored by Sundial Growers Inc. (Nasdaq: SNDL), pursuant to the Note Purchase Agreement in the principal amount of $25,000. The Convertible Note matures three years from the date of issuance and accrues interest from the date of issuance at the rate of 5% per annum. Interest on the Convertible Note is payable on a quarterly basis, either in cash or by increasing the principal amount of the Convertible Note, at the Company's election. The Company may, in its sole discretion, prepay any portion of the outstanding principal and accrued and unpaid interest on the Convertible Note at any time prior to the maturity date. For more information, refer to Note 11 to our unaudited condensed consolidated interim financial statements for the nine months ended September 30, 2021 included in this Form 10-Q.
Contingencies
In the normal course of business, we receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, as of September 30, 2021 any potential liabilities resulting from claims we have received would not have a material adverse effect on our consolidated financial statements.
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

Item 4. Controls and Procedures
Evaluation of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2021 were not effective due to a material weakness as described below.

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

a.We added accounting and finance personnel to the Company and one of our key subsidiaries to strengthen our internal accounting team, to provide additional individuals to allow for segregation of duties in the preparation and review of schedules, calculations, and journal entries that support financial reporting, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures. These personnel includes SEC Reporting Senior Manager and Manager at the corporate level, a Controller at one of our key subsidiaries and a SOX manager at another key subsidiary;
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

Under the direction of the audit committee of the board of directors, management will continue to take measures to remediate the material weakness in 2021, and as necessary in subsequent years. As such, we will continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weakness. We believe that our remediation plan will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weakness described above. Except as noted above, no change to our internal control over financial reporting occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.3	Secured Convertible Note, dated as July 19, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).
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

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clever Leaves Holdings Inc.
November 10, 2021
	By:	/s/ Kyle Detwiler
	Name:	Kyle Detwiler
	Title:	Chief Executive Officer