Form 10-K
period 2021-12-31
Clever Leaves Holdings Inc.
filed 2022-03-24
CIK 1819615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021

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

Registrant’s telephone number, including area code: (561) 634-7430
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

The aggregate market value of the registrant's voting and non-voting common shares held by non-affiliates was approximately $131.5 million as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter (based on a closing price of $10.15 per share as reported by the Nasdaq Stock Market LLC on June 30, 2021). For purposes of this calculation, common shares held as of June 30, 2021, by each of the registrant’s executive officers and directors, as well as shares held by holders of 10% or more of the registrant's common shares known to the registrant, have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of the registrant’s common shares and non-voting common shares outstanding as of March 22, 2022 was 29,789,406 and 332,961, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CLEVER LEAVES HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) includes certain statements that are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. You should not place undue reliance on such statements because they are subject to numerous risks and uncertainties which are difficult to predict and many of which are beyond our control and could cause our actual results to differ from the forward-looking statements. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “could,” “may,” “would,” “should,” “intend,” “plan,” “potential,” “predict,” “forecast,” “will,” “expect,” “budget,” “contemplate,” “believe,” “estimate,” “continue,” “project,” “positioned,” “strategy,” “outlook” and similar expressions. You should read statements that contain these words carefully because they:

•discuss future expectations;
•contain projections of future results of operations or financial condition; or
•state other “forward-looking” information.

All such forward-looking statements are based on our current expectations and involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. We believe it is important to communicate our expectations to our security holders. However, there may be future events that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Form 10-K provide examples of risks, contingencies, uncertainties, and events that may cause our actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

•changes adversely affecting the industry in which we operate;
•our ability to achieve our business strategies or to manage our growth;
•general economic conditions, including the effects of COVID-19, the United Kingdom's exit from the European Union and the ongoing military conflict between Russia and Ukraine (and resulting sanctions) on the global economy, global financial markets and our business;
•regional political and economic conditions, including emerging market conditions;
•the effects of COVID-19 on supply and distribution chain, and the availability of third-party distributors generally;
•the impact and magnitude of rising energy costs;
•the impact and magnitude of inflation and currency fluctuations;
•the regulation and legalization of adult-use, recreational cannabis;
•our ability to maintain the listing of our securities on Nasdaq;
•our ability to retain our key employees;
•the availability or terms of future financing; and
•other factors that are more fully discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and elsewhere in this Form 10-K.

These risks could cause actual results to differ materially from those implied by the forward-looking statements contained in this Form 10-K.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. These forward-looking statements speak only as of the date of this Form 10-K. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

This Form 10-K contains estimates, projections and other information concerning our industry, our business, and the markets for our products. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research as well as from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I
Item 1. Business
Our Mission

Our mission is to innovate in cannabis products and services, from raw materials to finished products, in an environmentally friendly manner and to be an industry-leading global cannabinoid company recognized for our principles, people, and performance while fostering a healthier global community.

Our Company

We are a multi-national operator in the botanical cannabinoid and nutraceutical industries, with operations and investments in Colombia, Portugal, Germany, the United States and Canada. We are working to develop one of the industry’s leading, low-cost global business-to-business supply chains with the goal of providing high quality, pharmaceutical grade cannabis and wellness products to customers and patients at competitive prices produced in a sustainable and environmentally friendly manner. Our customers consist of retail distributors and pharmaceutical and cannabis companies.

We have invested in ecologically sustainable, large-scale, botanical cultivation and processing as the cornerstone of our medical cannabinoid business, and we continue to develop strategic distribution channels and brands. We currently own approximately 2.1 million square feet of greenhouse cultivation capacity across two continents and approximately 15 million square feet of agricultural land, with an option to acquire approximately 73 million additional square feet of land for cultivation expansion. In addition, our pharmaceutical-grade extraction facility is capable of processing 104,400 kilograms of dry flower per year and is expandable to over 300,000 kilograms of dry flower per year with limited additional investment.

In July 2020, we became one of a small number of vertically integrated cannabis companies in the world to receive European Union Good Manufacturing Practices (“EU GMP”) certification for our Colombian operations. We believe this certification provides us with one of the largest licensed and EU GMP certified capacities for cannabis cultivation and cannabinoid extraction globally, while our strategically located operations allow us to produce our products at a fraction of the average cost of production incurred by our peers in Canada and the United States.

In addition to the cannabinoid business, we are also engaged in the non-cannabinoid business of formulating, manufacturing, marketing, selling, distributing, and otherwise commercializing nutraceutical and other natural remedies and wellness products, to more than 20,000 retail locations across the United States, through our wholly owned subsidiary Herbal Brands, Inc. (“Herbal Brands”). Herbal Brands has an Arizona based GMP-compliant, Food and Drug Administration (“FDA”) registered facility and is a national distributor of nutraceutical products. Along with nutraceutical products, after conducting research and development on variety of CBD products, Herbal Brands launched its first consumer brand, Joysol, to include cannabinoids (CBD) for distribution through its existing distribution channels in January 2022. Herbal Brands’ nationwide customer base provides a platform we intend to leverage for greater potential cannabinoid distribution in the future, should U.S. federal laws change and regulations permit.

Our principal operations are in four key geographies:

•Colombia. We believe we have one of the largest licensed productive capacity footprints to produce medical cannabis in Colombia with 18 greenhouses creating 1.8 million square feet of cultivation space. With 6 million square feet of leased or owned land, our greenhouse cultivation can be expanded to approximately 2.5 million square feet at our existing operating site. We also have an option to acquire approximately 73 million additional square feet of agricultural land for open field cannabis production. In 2020, our greenhouses, propagation area, and post-harvest facility were granted Good Agricultural and Collection Practices (“GACP”) certification by Control Union Medical Cannabis Standard (“CUMCS”). As a quality assurance standard, GACP certification increases our ability to attract customers and enables us to produce pharmaceutical-grade cannabis products for domestic and international markets. Our Colombian manufacturing facilities were granted Colombian GMP certification by the National Institute of Surveillance of Pharmaceuticals and Food (Instituto Nacional de Vigilancia de Medicamentos y Alimentos), Colombia’s food and drug regulatory agency (“INVIMA”) in August 2019 and EU GMP certification by the Croatian Agency for Medicinal Products and Medical Devices “HALMED”) in July 2020. Our post-harvest facility also received EU GMP certification in July 2020. With 35 genetic strains of cannabinoids registered in Colombia, we are principally focused on cultivation, extraction and manufacturing activities.

•Portugal. Our European production operations are headquartered in Portugal where we own approximately 9 million square feet of agricultural and agro-industrial land, approximately 260,000 square feet of licensed and operational greenhouse facilities, and an EU GMP-compliant post-harvest facility which we intend to obtain EU GMP certification. We selected Portugal due to its agricultural conditions, relatively low operating costs compared to other European countries and access to high-quality facilities and talent. In 2020, National Authority of Medicine and Health Products (“INFARMED”) the Portuguese pharmaceutical regulator, which also regulates medical cannabis granted us a license, to cultivate, import and export GACP quality dried flower, produced from our Portuguese cultivation site. Our CUMC-GAP certification under the Control Union Medical Cannabis Standard expired in February 2022 and has been updated to the IMC-GAP standard certification in March 2022. Under the license granted by INFARMED, our production facility in Portugal is currently cultivating cannabis for commercial purposes.

•Germany. We are building a commercialization and distribution network for pharmaceutical cannabis in Germany through our own subsidiary Clever Leaves Germany GmbH which currently holds a wholesaler distribution license, Good Distribution Practices Certification, from the authorities in Hamburg, and a narcotics license from the Federal Opium Agency in Germany. We are leveraging relationships with local partners, such as Cansativa GmbH (“Cansativa”), a European Union Good Distribution Practices (“EU GDP”) and EU GMP certified and established cannabis importer and distributor, in which we have a minority interest. In late 2021, we launched and initiated sales of IQANNA, our pharmaceutical cannabinoid brand in Germany. Although we have yet to sell any products to or through Cansativa, we have a preferred supply relationship with Cansativa with respect to products sourced from Colombia and have recently entered into a multi-year sales agreement with them. We also entered into a sales agreement with a European manufacturer and distributor of pharmaceuticals products, for the sale of medical cannabis extracts produced in our EU GMP certified facilities in Colombia and have begun importing some of these extracts to Germany.

•United States. Through Herbal Brands, a GMP-compliant manufacturer and distributor of nutraceutical and wellness products to more than 20,000 retail locations in the United States, we have a platform we believe we can leverage for future cannabinoid distribution, subject to changes in U.S. federal law. In June 2020, we completed our first medical cannabis shipment into the Unites States for limited test purposes. Through Herbal Brands, we have conducted research and development on variety of CBD products, and launched JoySol, our first consumer brand to include cannabinoids, through existing distribution channels in January 2022. In 2021, we exported our first shipment of TCH flower commercially from Portugal to the United States for research purposes to licensed clients. Both imports received authorization from the U.S. Drug Enforcement Administration (“DEA”).
Our Competitive Strengths

We believe we distinguish ourselves from our competitors by virtue of the following strengths:

Leader in low-cost, high-quality pharma-grade cannabinoid cultivation and extraction

We believe we are well positioned to become a leader in low-cost, high quality and large-scale botanical cannabinoid production. In Colombia, we believe we have one of the largest licensed productive capacity footprints to produce medical cannabis with 18 greenhouses creating 1.8 million square feet of cultivation space. With 6 million square feet of leased or owned land, our greenhouse cultivating can be expanded to approximately 2.5 million square feet at our existing operating site. We also have an option to acquire approximately 73 million additional square feet of agricultural land for open field cannabis production. We have 104,400 kilograms of dry flower extraction capacity per year in one of the world’s few EU GMP certified vertically-integrated operations. In addition to the favorable climate, 12 hours of daily sunlight year-round and topographical benefits, Colombia’s lower cost of living, labor and construction costs (as compared to the United States or Canada) help to reduce labor overhead and capital expenditure, enabling us to operate and scale our business with operating costs that are competitive across our industry. In Portugal, we own approximately 9 million square feet of agricultural and agro-industrial land and approximately 260,000 square feet of existing licensed greenhouse facilities.

Pharmaceutical-grade, GMP-certified production

Our production chain has been awarded certifications which demonstrate compliance with some of the world’s most stringent pharmaceutical quality standards. With GACP certified cultivation and EU GMP certified post-harvest and extraction in Colombia, our EU GMP certified product portfolio is distinctive in that it includes active pharmaceutical ingredients (“API”), semi-finished and finished pharmaceutical products. We believe there are fewer than ten cannabis companies globally with the breadth of EU GMP certification that we were awarded for cannabis extracts, and we believe we are currently Latin America’s only cannabis producer with an EU GMP certification.

The EU GMP certification is a requirement for commercialization of pharmaceutical products in Europe and indicates that the products are produced to the high-quality requirements necessary in the European Union. The EU GMP certification governs the manufacture of medicinal products within the EU and constitutes one of the highest globally recognized product quality standards. The EU GMP certification asserts the manufacturer's compliance with consistent and controlled quality standards in the covered manufacturing processes of medicines and API. The EU GMP standards are compiled in the EU GMP Guidelines, which encompass the quality standards in the production, handling, storage and packaging of the medicinal products and active pharmaceutical ingredients.

A prerequisite under EU GMP is that medicinal products are of consistently high quality and provide detailed traceability of their components. As such, EU GMP provides our customers and potential customers comfort that our products may be more suitable for their intended use than those of our non-EU GMP certified competitors. Importantly, these customers may use the product in clinical trials and in obtaining marketing authorizations. As a result, our EU GMP certification facilitates the movement of goods, contributes to the credibility of our products and expands our ability to serve the burgeoning European medical cannabis markets, which are subject to strict quality, compliance and regulatory requirements.

For emerging medical cannabis markets that have not yet established quality standards, or which do not necessarily require EU GMP certification, EU GMP certification also serves as a strong quality signal, potentially attracting customers that may not otherwise require EU GMP certification. We expect that EU GMP certification will unlock new international markets that require such certification as well as higher price points for our products given the pharma-quality advantage and validation of quality and consistency.

The EU GMP certification we received in July 2020 covers the part of the manufacturing process that begins with the trimming of the flower at the cultivation site until packaging, which is conducted at our extraction facility in Colombia. If we develop a new product that requires a manufacturing process not covered by our existing EU GMP certification, we must request an audit of the new manufacturing process and its inclusion in our existing EU GMP certification.

Each EU GMP certification is granted to specific manufacturing processes, conducted under specific conditions and, thus, it is tied to the specific facility where those manufacturing conditions were audited and certified as compliant. The EU GMP certification we received is valid for three years, which is the maximum validity period, and is renewable upon assessment by EU GMP inspectors. In order to maintain our EU GMP certification, we are required to comply with the EU GMP Guidelines and may be subject to visits and information requests by EU GMP inspectors.

Optimized footprint for long-term

We have significant operations in Latin America, Europe and, with respect to our non-cannabinoid nutraceutical products, North America. Our business model is focused on geographic diversification and optimization, which we believe distinguishes us from many Canadian licensed producers ("LPs"), U.S. multi-state operators ("MSOs") and U.S. single-state operators ("SSOs"), which are commonly confined to one geography and may be reliant on initial market protections afforded by the existing regulatory framework in their respective jurisdictions. Unlike certain Canadian LPs, U.S. MSOs and SSOs, we can scale our production in low-cost regions of the world, such as Colombia and Portugal, while maintaining access to some higher value-added end markets such as the EU because of our EU GMP certification and our global operating network. We do not plan to relocate or outsource our production to low-cost regions in the future, since we are already established in the current geographies. U.S. MSOs typically construct semi-redundant or incompatible infrastructure due to state specific regulation and licensing and face a variety of legal and operational challenges because cannabis is not legal under U.S. federal law and interstate commerce is prohibited. Although certain Canadian LPs, U.S. MSOs and SSOs may benefit from restrictions on importation of cannabis or hemp from other geographies, creating current market protections, legalization of imported cannabinoid products, should this occur, may create future new opportunities in Canada and the United States for multi-national operator ("MNOs") and create competition for incumbents.

Developing export distribution channels

We continue to build our sales pipeline with businesses in various jurisdictions that have legalized medical cannabis derived products or low tetrahydrocannabinol (“THC”) and hemp derived products. To date, we have had export shipments of our cannabis products to Argentina, Australia, Brazil, Canada, Chile, Czech Republic, Denmark, Germany, Israel, Italy, Netherlands, New Zealand, Peru, Poland, South Africa, Spain, Switzerland, United Kingdom, and the United States. Germany, as the largest economy in the EU and a country with public insurance coverage for medical cannabis, is strategically positioned as our launch point for a further expansion into the European cannabis industry. We have established two conduits into Germany through our wholly owned subsidiary focused on the initial stage of importation, commercialization and distribution of medicinal cannabis, and our minority investment in Cansativa, one of the largest German GMP and GDP certified pharmaceutical cannabis importers and distributors.

Advantages from early establishment in Colombia

In Colombia, plant varietals cannot be commercialized until they have been registered with Colombian Agricultural Institute ("ICA"), the Colombian agricultural regulator. We have 35 genetic strains of cannabinoids registered in Colombia. Prior to December 2018, cannabis strains were subject to a more streamlined regulatory registration process by ICA. A cannabis producer entering the Colombian cannabis industry today would likely be required to comply with more stringent and lengthy genetics registration and quarantine protocols.

In late July 2021, the Colombian government passed Decree 811, which replaced Decree 613. Decree 811 removed the prohibition contained in Decree 613 to allow the exportation of cannabis flowers. In February 2022, the Colombian government passed Regulation 227, which defines the procedures to begin cultivating cannabis for exporting the flower. An additional resolution defining the procedures for exporting is expected to be passed in the first half of 2022 by the Colombian government.

Our relatively long-term presence in Colombia and established track record with Colombian regulators has contributed to our receipt of some of the country’s first and largest quotas for the cultivation and extraction of high-THC cannabis products. In September 2020, the Colombian National Government declared our company as a National Strategic Interest Project (“PINE”), which means that Colombian governmental institutions will attempt to expedite processes, permits and documentation for Clever Leaves. We exported more than 50% of the total value of cannabis exports from Colombia in the first half of 2021. In 2019, we were the first company to receive Colombian GMP certification by INVIMA. These achievements, along with the EU GMP certification of our post-harvest and manufacturing sites in 2020, paved the way to become the first Colombian-based manufacturer to export commercial batches of EU GMP certified cannabis-based APIs to Europe in late 2021.

Talented and experienced leadership with operational and regulatory expertise

Our Company is led by a highly knowledgeable management team of experienced professionals.

On February 8, 2022, our board of directors (the “Board”) and Kyle Detwiler, our Chief Executive Officer (“CEO”) and chairman of the Board (“Chairman”) mutually determined that Mr. Detwiler would step down from his positions effective as of March 24, 2022. On February 8, 2022, the Board appointed Andres Fajardo to replace Mr. Detwiler as CEO, effective as of March 25, 2022. Mr. Fajardo currently serves as our President and as a member of the Board. He has more than 20 years of management experience, having served as CEO of IQ Outsourcing, a leading Colombian business processing firm, and as a principal member at Booz & Company.

Julian Wilches, our Chief Regulatory Officer, brings extensive regulatory experience as he previously served as Director of Drug Policy for the Colombian Ministry of Justice and Law.

Henry Hague III, our Chief Financial Officer, brings extensive experience in providing financial leadership to various public and private entities in the pharmaceutical, biomedical, and cannabinoid industries.

David Kastin, our General Counsel and Corporate Secretary, leads our global legal and compliance function. Mr. Kastin has more than 25 years of experience in the legal profession with experience in representing companies in all facets of their businesses.

Our management team has significant experience identifying and scaling attractive business models, and with evaluating investment opportunities, partnerships, and other growth opportunities. We focus on making strategic decisions that will allow us to grow our business over the long-term and increase shareholder value. We intend to leverage this experience and existing relationships to build strategic partnerships with leading companies across the cannabis supply chain, including wellness, nutraceutical, and pharmaceutical companies.

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

Expanding our sales and distribution footprint

We believe that our Latin American and European production footprint will allow us to take advantage of the opportunities arising from the growing global cannabis industry.

Our primary distribution channels are for wellness products and pharmaceutical products. We structure our sales efforts regionally into Latin America, the United States and rest of the world. Within each sales channel, there are a variety of products that we are licensed to manufacture and sell under various distribution arrangements. Our penetration of the wellness channel started with sales of Herbal Brands’ non-cannabis product lines in the United States. Our distribution of cannabis products to date consists of export shipments for commercial or research purposes to Argentina, Australia, Brazil, Canada, Chile, Czech Republic, Denmark, Germany, Israel, Italy, Netherlands, New Zealand, Peru, Poland, South Africa, Spain, Switzerland, United Kingdom, and the United States. However, we anticipate that our Colombian GACP, GMP and EU GMP certifications, our Portuguese GACP certifications, our German licenses, as well as our strategic investment in Cansativa will allow us to expand our pharmaceutical distribution channel, which typically has a higher margin but a longer sales cycle. In addition, Herbal Brands’ national distribution provides a platform to leverage for cannabinoid distribution in the future, subject to changes in federal law and as regulations permit.

We are focused on expanding in five main geographies: Australia, Brazil, Germany, Israel, and the Unites States.

•Australia: Our extracts and API sales from Colombia have been increasing to established cannabis companies in Australia. We started Portugal cannabis flower sales in late 2021. We expect Australia to become an important source of growth for our Company.

•Brazil: We have been generating initial API and final product sales under the “Compassionate Use” legal framework. We have also been working with our partners to obtain registration for our products under RDC 327 (Cannabis Framework), which would allow us to import and distribute products in Brazil. Our first product registration was granted in November 2021, and other products in our portfolio have received special marketing authorization under RDC 327. We are working on obtaining authorization for new products, some of which we expect to receive in the first half of 2022. We intend to leverage our EU GMP certification as well as advances in product development, including the utilization of zone IVb stability parameters, which are required in Brazil. The lack of zone IVb stability data has historically prevented large global cannabis companies from entering the Brazilian market.

•Germany: Distribution of medical cannabis products in Germany is regulated by the German national and federal pharmaceutical regulators. Cannabis products are prescribed by traditional and specialist physicians and fulfilled by pharmacies. The pharmacy industry is fragmented by law, with limits on ownership of multiple pharmacy locations. Imports of cannabis into Germany is facilitated by a limited set of licensed importers and distributors. In order to navigate the challenges of entering the German market and reducing our reliance on German import partners, we have executed a strategic investment in an EU GDP and EU GMP certified German distributor, Cansativa. As of December 31, 2021, we held an approximately 14% ownership interest in Cansativa and one advisory board seat. In the first quarter of 2022, we signed an agreement to sell a portion of our investment in Cansativa, reducing our equity ownership to approximately 9%. See Note 22 to our audited consolidated financial statements for the year ended December 31, 2021 included in this Form 10-K for more information. In Germany, we are actively commercializing API, establishing licensing partnerships with local and regional companies which includes a global pharmaceutical company, and commercializing IQANNA, our pharmaceutical cannabinoid brand that launched in late 2021.

•Israel: Our extracts and API sales have been continuously growing in Israel since April 2020. In 2022, we expect Israel to become one of the largest markets for our Portuguese flower. We are developing partnerships with local companies to facilitate the import and launch of our product sales in Israel.

•United States: Our distribution in the United States currently comprises primarily Herbal Brands nutraceutical products. Either directly or through distributors, we distribute Herbal Brands products to more than 20,000 retail locations in the United States, which includes specialty and health retail stores. Most of our products are manufactured and distributed from our production facility in Tempe, Arizona. Herbal Brands launched JoySol, our first consumer brand to include cannabinoids, through its existing distribution channels in early 2022.

In addition, we are building relationships with businesses in other countries with the objective of preparing, planning or executing commercial shipments to such businesses, although completion of these shipments is not guaranteed and is subject to many evolving factors including regulatory progress and approvals, agreement on commercial terms, negotiation of definitive documentation, successful test shipments, and validation by third party laboratories. We believe these are attractive markets due to their long-term potential, stringent quality requirements that fit our supply chain strengths, and improving regulatory frameworks.

Capitalize on regulatory developments

As cannabis regulations evolve, we intend to broaden our product offering.

In February 2022, the Colombian government passed a regulation that defines the procedures to begin cultivating cannabis for exporting the flower for medicinal use. We believe this represents a significant opportunity for our Company. Based on our experience in Portugal, we believe that growing and processing dry flower for sale as a final product is complex and relies on several competencies. We are leveraging our product development experience in Portugal to produce a product in Colombia that complies with global market requirements when launched. In addition, we are preparing our flower to be sold to extractors around the world. We believe that our GACP and EU GMP for the sale of cannabis flower, coupled with our cost position and previous experience in Portugal, positions us to benefit from this significant regulatory change.

We have seen an emergence of interest in products derived from hemp or cannabis that have non-detectable or ultra-low levels of THC. These products may be compliant with a broader range of regulations to facilitate CBD or other hemp-derived botanical products. Expanding our capacity for THC removal could yield additional demand from our customers.

We also closely monitor the regulation of cannabinoid products in the United States. To date, we have imported cannabinoid products from Colombia with both explicit import permits from the U.S. DEA for research purposes, and under the Farm Bill for product development purposes. However, evolving regulation surrounding the 2018 Farm Bill, by the FDA for CBD or around the legalization of broader cannabis use for medical or other purposes, may create the opportunity either for imports from Colombia and Portugal and/or the commercialization of cannabinoid products in the United States. In 2021, we exported our first commercial shipment of THC flower from Portugal to the United States.

Herbal Brands has conducted research and development on a variety of CBD products, and launched Joysol, its first consumer brand to include cannabinoids, to distribute through its existing distribution channels in January 2022.

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

Cannabinoids

The growth of our cannabinoid product portfolio is a significant focus area, and it emphasizes business to business solutions for our customers. We generally categorize our cannabinoid products as flower or extracts and offer both bulk raw materials (APIs) and finished products.

Flower

Our dried flower products are generally classified as either containing low levels of THC or high levels of THC.

Low-THC Flower. We currently cultivate low-THC flower (sometimes referred to as hemp) in Colombia. We are generally not subject to any limitations on the amount of low-THC flower that we can cultivate in Colombia.

This product can be sold as dried and unprocessed flower, but it can also undergo various forms of processing, such as decarboxylation or milling, before sale. Packaging is typically suitable for large volumes of product, such as vacuum sealed pouches or other containers.

High-THC Flower. Our flower with high levels of THC is commonly referred to as cannabis and is often considered to be psychoactive. We currently cultivate cannabis in both Colombia and Portugal. In Colombia, we used to process our high THC flower into extract products for further distribution in Colombia and internationally. However, we are now preparing high THC flower for export in the near future. In Portugal, we cultivate cannabis for sale as a raw material for further processing, including extraction, and we plan to start processing this same cannabis as an API or finished product suitable for inhalation. In Germany, preliminary sales of IQANNA, our pharmaceutical cannabinoid branded flower, have commenced, IQANNA uses flower produced by us as well as flower produced by third parties.

In Germany, Cansativa imports and distributes flower and other products produced by third parties such as Aurora, Bedrocan, Canopy Growth and Tilray.

Extracts

By extracting and processing our flower produced in Colombia, we produce a variety of extracted products including isolates, crude oil extracts, standardized extracts, and oral solutions. Extracted products are often defined by their formulation, typically specifying the level of cannabinoids contained therein. We currently market more than 10 different formulations of extracted products, and we plan to gradually grow our portfolio of formulations over time. These products also vary by container type, such as a bulk glass or plastic containers, and by size, such as 10 or 30 milliliter bottles.

Similar to our flower products, our extracts are generally classified as containing either low or high levels of THC. The regulatory requirements applicable to each category of flower product are more stringent as the level of THC increases. Extracts with low levels of THC can generally be commercialized more readily without requiring as many approvals, such as quotas or import and export permits, while extracts with high levels of THC are classified and regulated as controlled substances and subject to more stringent regulatory requirements, including production quotas, import and export permits, and product specific certifications. These products are sold as wellness or pharmaceutical products.

Some of our customers have requested additional assistance with extracts, either in the form of extraction as a service or to assist with their own product development. We have engaged in these services on a limited basis. These ancillary services require substantial time and know-how, but we believe our ability to provide a broader array of business-to-business solutions can help strengthen our existing customer relationships.

Operational Overview

Genetics

In Colombia, plant varietals cannot be commercialized until they have been registered with ICA, the Colombian agricultural regulator. In Colombia, we have registered 35 genetic strains of cannabinoids and we are currently planning to increase this number. We are also partnering with third parties to use their strains as a tool to complement our current portfolio. We continue to optimize the use of these strains for our specific cultivation environment and have substantially increased our productivity as measured by weight per plant since our initial harvests.

In August 2020, we received a license from INFARMED to cultivate, import and export dried cannabis flower produced from our Portuguese cultivation site. To date in Portugal, we have imported 14 strains of cannabis for cultivation and we are currently in the process of importing additional strains.

Cultivation

Colombia

We believe we have one of the largest licensed productive capacity footprints to produce medical cannabis in Colombia with 18 greenhouses and 1.8 million square feet of cultivation space. With 6 million square feet of leased or owned land, our greenhouse cultivation can be expanded to approximately 2.5 million square feet at our existing operating site. We also have an option to acquire approximately 73 million additional square feet of agricultural land for open field cannabis production. Although we have built a limited amount of preliminary infrastructure on this expansion property and we have licensed it for cultivation activity, we are currently waiting to develop it pending future increases in customer demand. Due to the scale and novelty of the operation, we would need to construct additional infrastructure and develop new processes to manage the scale of biomass production at this operation.

Our Colombian cultivation operations benefit from the following certifications:

•In May 2020, some of our Colombian cultivation operations, representing approximately 100,000 square feet of propagation and nursery areas, approximately 400,000 square feet of our vegetative and flowering greenhouses, and approximately 20,000 square feet of our post-harvest and processing facility, were granted GACP certification by the Control Union Medical Cannabis Standard ("CUMCS"). This certification is recognized globally and certifies that our production complies with CUMCS’ guidelines for quality and consistency based on a review and approval of our trained personnel practices, use of qualified equipment, and documentation and approval procedures. In addition, the certification attests that we operate under procedures to produce crops free of heavy metals and agrochemicals, an important differentiator for our business because of the safety measures required for pharmaceutical manufacturing. We obtained the GACP certification for an additional 14 greenhouses in November 2020 thereby, completing the certification process for all 18 of our greenhouses in Colombia.

•In July 2020, we received our EU GMP certification from HALMED for our post-harvest facility on our cultivation site in Colombia. EU GMP certification is often an essential requirement for exporting medical cannabis for commercial and medicinal purposes to European countries, including but not limited to Germany, the United Kingdom, Poland and Portugal.

We have chosen to develop a significant portion of our cultivation operations in Colombia for the following reasons:

•Geographic conditions make Colombia well situated for cannabis cultivation. Its proximity to the equator provides approximately 12 hours of daily sunlight throughout the year. Its high-quality soil, water and warm weather provide favorable conditions for year-round cultivation without the expense of significant light supplementation;

•Within Colombia, our greenhouse cultivation operations are located at over 8,000 feet of elevation, which reduces the population of pests that can complicate agricultural operations;

•The Colombian agronomical conditions result in lower expansion costs compared to those of Canadian and U.S. competitors;

•The regulatory framework for cannabis and hemp operations is relatively well-established and was recently updated, providing more competitive advantages, in the context of a global highly regulatory-driven industry;

•Colombia has a lower cost of living, labor and construction compared to costs in the United States and Canada; and

•Due to the incumbent flower export industry in Colombia, export and logistics infrastructure is well established.

Portugal

Our European production operations are headquartered in Portugal where we have approximately 9 million square feet of agricultural and agro-industrial land and approximately 260,000 square feet of existing greenhouse facilities which are licensed to cultivate, import, and export cannabis. In 2021, we completed the construction of an EU GMP-compliant post-harvest facility. We intend to obtain EU GMP certification for our post-harvest processing activities. In February 2021, CUMCS granted our facilities in Portugal GAP certifications, under the CUMCS-GAP standards, which expired in February 2022 and is being updated to the IMC-GAP standards.

We believe Portugal is one of the most attractive European jurisdictions for cannabis cultivation due to its agricultural conditions, low operating costs compared to other European countries and access to high-quality facilities and talent. We selected our site within Portugal after conducting a nationwide agronomical study on cultivation conditions.

Extraction

Our Colombian extraction operations are conducted in approximately 44,000 square feet of pharmaceutical grade facilities with a fully equipped R&D laboratory. We currently lease three adjacent or nearby properties in the secured industrial park where our extraction operations are located.

Our Colombian extraction facility is capable of processing 104,400 kilograms of dry flower per year and is expandable to over 300,000 kilograms of dry flower per year with limited additional investment. Of the 104,400 annual kilograms of dry flower extraction potential, approximately 32,400 kilograms per year can be extracted in our EU GMP-certified operation. By extracting and processing our flower produced in Colombia, we produce a variety of extracted products including isolates, crude oil extracts, standardized extracts, and oral solutions. Extraction of cannabis and processing of concentrates for medical and scientific purposes in Colombia requires a license, which allows sale of such final products in the domestic Colombian market. We are one of the first companies in Colombia to have obtained the requisite extraction license.

In August 2019, our Colombian manufacturing facilities were granted Colombian GMP certification by INVIMA. We were the first Colombian cannabis company to receive Colombian GMP certification from INVIMA. This Colombian GMP certification allows the manufacture of pharmaceutical-grade products that can be prescribed through medical distribution channels.

In July 2020, our Colombian extraction facilities also received EU GMP certification from HALMED. Our EU GMP certification is distinctive in that it covers API, and semi-finished and finished cannabis products. EU GMP certification is often a required qualification for the European market, which adheres to strict pharmaceutical quality standards, and for other markets that accept EU GMP certification within their territories.

Research and Development

As part of our Colombian operations, we also have a quality control laboratory and fully equipped R&D laboratory, where we develop processes and formulations for safe and high efficacy products, develop ingredients and raw materials for new products, conduct stability tests on new products or formulations, and develop product master files or dossiers. We are developing extraction processes and methods to improve yields and efficiency as well as to create new product formats. We are also developing new products and formulations to improve efficacy or meet regulatory requirements in new markets. We have completed the construction and are operating a secondary research and development site in Portugal, with an initial focus on the strain development and stabilization.

Brands
Our largest brands in terms of revenue to date are those managed by Herbal Brands. We have also developed a pharmaceutical cannabis brand called IQANNA, which launched in Germany in late 2021.

Strategic Investments

We seek to partner with and invest in several value-add companies to develop and strengthen market access and global reach. In December 2018, we made an initial investment into Cansativa. Founded in 2017 and based in Frankfurt, Germany, Cansativa is a GMP-certified pharmaceutical company and holds a GDP pharmaceutical wholesale license to trade in controlled substances. Cansativa imports and distributes medical cannabis products throughout Germany. As of December 31, 2021, we held an approximately 14% ownership interest in Cansativa and one advisory board seat. In the first quarter of 2022 we signed an agreement to sell a portion of our investment in Cansativa, reducing our equity ownership to approximately 9%. See Note 22, to our audited consolidated financial statements for the year ended December 31, 2021 included in this Form 10-K for more information. Although we have yet to sell any products to or through Cansativa, we have a preferred supply relationship with Cansativa with respect to products sourced from Colombia. We anticipate that this investment could assist us with distributing our medical cannabis products and IQANNA pharmaceutical brand products throughout the German medical marketplace.

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

Licensing Requirements

In late July 2021, the Colombian government passed Decree 811, which replaced Decree 613. Decree 811 removed the prohibition contained in Decree 613, allowing the exportation of cannabis flowers. In February 2022, the Colombian government passed Regulation 227, which defines the procedures to begin cultivating cannabis for exporting the flower. An additional resolution defining the procedures for exporting is expected to be passed in the first half of 2022 by the Colombian government.

From a legal and regulatory perspective, there are two classes of cannabis plants which are categorized according to their THC content. A plant is considered psychoactive if it has a THC content of 1% or more on a dry weight basis. Non-psychoactive plants are those with less than 1% THC content on a dry weight basis.

A license is required for the cultivation of both psychoactive and non-psychoactive plants. Psychoactive plants also require the grant of a quota for their breeding, sowing and cultivation. The grant of a quota entails full traceability from the beginning stages of cultivation with mother plants, to the final destination of the derivative (which may be for exportation, local market or research), all of which are reported to and verified by the Narcotics National Fund (“Fondo Nacional de Estupefacientes - FNE”) and the Ministry of Justice. Non-psychoactive plants do not require quota for their sowing and cultivation.

Resolutions 577 and 579 of 2017 adopted by the Colombian Ministry of Justice provide for the requirements and the process for obtaining licenses to handle seeds or grow psychoactive and non-psychoactive cannabis, and contain provisions aimed at promoting and protecting small scale cultivators, stating that at least 10% of the raw materials used to manufacture psychoactive cannabis derivatives must come from small scale cultivators.

There are seven types of licenses issued with respect to activities relating to cannabis and cannabis derivatives for medical and scientific use:

•License to handle seeds, which covers the acquisition of seeds under any title, import, storage, marketing, distribution, possession, and final disposal, as well as their use, export and commercialization.

•License to grow psychoactive cannabis, which permits its cultivation, sowing, acquisition and production of seeds, storage, marketing, distribution, and final disposal, as well as use of cannabis plants with 1% THC content or more for medical and scientific purposes; medical use cannot be done with raw cannabis as it has to be transformed into extracts or medicines. Currently, exports of dried flower are only allowed for research purposes. Commercial exports are now permitted under new regulations contained in Decree 811, which was passed in July 2021 and Resolution 227, which was passed in February 2022. Resolution 227 defines the procedures to begin cultivating cannabis for exporting the flower. An additional resolution defining the procedures for exporting is expected to be passed in the first half of, by the Colombian government.

•License to grow non-psychoactive cannabis, which permits its cultivation, acquisition, and production of seeds; storage, marketing, distribution and final disposal of cannabis plants with less than 1% THC content in dry weight, as well as their use for medical, industrial and scientific purposes; medical use cannot be done with raw cannabis as it has to be transformed into extracts or medicines. Currently, exports of dried flower are only allowed for research purposes. Additional regulation is required to permit commercial exports.

•License to manufacture cannabis derivatives, which is required for the transformation of cannabis for medical and scientific purposes and covers the manufacture, acquisition under any title, import, export, storage, transport, marketing, and distribution of psychoactive and non-psychoactive cannabis derivatives.

•License to manufacture non-psychoactive derivatives (those with a TCH content of less than 1%), including CBD crystals.

•Extraordinary license for the cultivation of cannabis plants, granted on an as-needed basis with the option to run-out on hand inventory balances and for non-commercial investigation purposes.

•Extraordinary license for the manufacture of cannabis derivatives, granted on an as-needed basis with the option to run-out on hand inventory balances and for non-commercial investigation purposes.

Decree 811 also created a new modality of license for the manufacture of non-psychoactive derivatives, which does not require a quota so long as the derivative and product remain non-psychoactive (less than 1% THC).

Decree 811 sets forth the applicable requirements for each of the above-mentioned types of licenses.

We believe we have obtained the required licenses and quotas to perform our current activities.

Relevant Governmental Bodies

The regulation, oversight and enforcement of cannabis licenses are performed by several governmental bodies in Colombia, including the Ministry of Health and Social Protection, the Ministry of Justice and Law, the Ministry of Agriculture, FNE, INVIMA and ICA.

The Ministry of Justice is responsible for the evaluation of documents and the issuance of licenses to handle seeds, to grow psychoactive and non- psychoactive cannabis.

The ICA regulates the registration, protection and use of cannabis seeds and cannabis-based finished products for veterinary use, as well as the export and import processes.

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

The FNE regulates all activities related to the commercialization of psychoactive raw material and finished products containing more than 0.2% of THC on a dry weight basis. Marketing of non-psychoactive raw material is not under the control regime and all products with 0.2% or less of THC are not considered a controlled substance.

Allocation of Quotas to Licensed Companies

Quotas for breeding, sowing and cultivating psychoactive plants are allocated by the Ministry of Justice, based on a pre-authorized or simultaneously approved manufacture quota which is granted by the FNE based on written commercial agreements or letters of intention with customers that reflect estimated sales for the next calendar year. Due to regulatory transition, Decree 613 still applies in connection with quotas, under which, the deadline for the ordinary quota application is April 30 of each year. Quotas are granted on a calendar-year basis. To apply for a quota an applicant must have the relevant licenses for psychoactive cannabis.

The quota system in Colombia allows for supplementary quotas, for new markets, product launches or research. Supplementary quotas will also be subject of a complete review and redesign with the pending regulation after Decree 811.

Quotas granted to private companies for local use are related to the cannabis estimates confirmed to Colombia each year by the INCB. Quotas for exports are no longer tied to the INCB confirmed national estimates for Colombia.

Current cannabis-related licenses in good standing were issued with a five-year term, and Decree 811 allows them to be extended for a 10-year period, subject to the licensee's formal petition and eventual formal requirements still to be defined in the regulation.

Cannabis Derivatives

The FNE regulates the disposal, import and export of controlled substances in Colombia, including, cannabis-controlled derivatives. All inventory movements of psychoactive derivatives must be reported to FNE in a timely manner and must be consistent with the quotas allocated to the respective cannabis producers.

In addition to the 1% THC limit for dry weight in the plant material, in March 2020, the Colombian government established a 0.2% THC threshold for cannabis-based finished products to be considered a controlled substance which is also applicable for imports and export of all cannabis and cannabis derived products. Finished products with less than 0.2% THC content are considered a non-controlled substance and are not subject to the above-mentioned requirements. Also, Decree 811 established that finished products with less than 1% THC can be certified as non-controlled for export purposes if they are declared non-controlled in the country of destination.

Decree 811 also creates a regulatory framework for the manufacture, sale and export of food and beverages and the export of flower from Colombia.

Export Permits

The export of controlled substances and products (including raw material, pharmaceutical products and phytotherapeutics) outside Colombia requires an export permit issued by the FNE. The FNE grants (i) non-control certifications for general exports of cannabis products below the 0.2% THC limit and for products below the 1% THC limit, if these products are considered non-controlled in the country of destination, and (ii) export permissions based on the corresponding import permission issued by the authority of the destination country.

Colombian GMP Certification

In September 2019, we received Colombian GMP certification for our Colombian facility to manufacture cannabis-based finished products for liquid-oral pharmaceutical dosage forms from INVIMA, which confirms that the products we manufacture are produced according to Colombian pharmaceutical quality standards.

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

Nevertheless, to date, the status of CBD, which can be included in different types of regulated products (e.g., cosmetics, food, etc.), remains unclear in the European Union. For example, CBD can be included as an ingredient for cosmetics, while the use of CBD in edibles is not yet included in the Novel Food Catalogue.

The following sections describe the legal and regulatory landscape in Germany and Portugal, the two the EU member states in which Clever Leaves conducts its main EU operations.

Germany Regulatory Landscape

Regulations regarding medical cannabis

The importation and distribution of medical cannabis in Germany is mainly covered by §3, 5, 7, and 11 of the German Narcotics Law or BtMG (Betäubungsmittelgesetz), §52a,72, and 73 of the German Medicines Act or AMG (Arzneimittelgesetz), and the German Narcotics Foreign Trade Ordinance or BtMAHV (Betäubungsmittel-Außenhandelsverordnung) as well as the Single Convention on Narcotic Drugs (1961). The relevant competent authority is the Federal Opium Agency or Bundesopiumstelle (“BOPST”), a sub-unit of the BfArM, and the German Federal authorities.

Pursuant to sec. 1 (1) in conjunction with annex I BtMG, cannabis is a narcotic drug, subject to certain exceptions including seeds and cannabis with a tetrahydrocannabinol (THC) content of less than 0.2%, which are not classified as narcotic drugs. It is a criminal offense in Germany to illicitly cultivate, produce and trade in cannabis or, without engaging in its trade, to import, export, transit, sell, supply, otherwise place it on the market or acquire or procure it in any other way.

The Act on the Amendment of Narcotic Drugs and Other Regulations (Gesetz zur Änderung betäubungsmittelrechtlicher und anderer Vorschriften) which came into force on March 10, 2017, introduced an exception to allow the prescription and trade of cannabis for medical purposes. Prior to March 2017, the import of cannabis was not permitted, and pharmacies could request medical cannabis from abroad for specific patients only in exceptional circumstances (upon medical prescription), subject to a special case-by-case approval issued by BfArM. Since March 2017, cannabis cultivated for medical purposes outside Germany can be imported and marketed in Germany by private companies provided they have obtained all relevant licenses that must be in line with the Single Convention.

Prescribing and Dispensing Regime

In Germany, the legal framework enables doctors to prescribe medical cannabis. Generally, medical cannabis is distributed in the form of medicinal cannabis flowers, as a cannabis extract, as a THC active single substance (dronabinol) or as a finished product. Pursuant to the German Narcotics Law, only pharmacies are permitted upon a narcotics prescription to supply cannabis to patients in the form of cannabis flowers, cannabis extracts (magistral preparations) or dronabinol or as finished products containing natural or synthetic cannabinoids. The exact recipe instructions for such magistral preparations are laid down in the New Prescription Form, which is the standard work for drug production in pharmacies and is part of the German Drug Codex.

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

Currently, the costs of medical cannabis can be covered by German health insurance. Insured persons with a serious disease are entitled to be supplied with cannabis in the form of dried flowers or extracts in standardized quality (and pharmaceuticals containing the active substances dronabinol or nabilone) if a generally recognized treatment in accordance with medical standards is not available or cannot be used in the individual case and there is a prospect of positive effect on the course of the disease or person’s symptoms according to Section 31 Paragraph 6 German Social Insurance Code (Fünftes Sozialgesetzbuch).

The new Law for More Safety in the Supply of Pharmaceuticals (Gesetz für mehr Sicherheit in der Arzneimittelversorgung) which became effective in August 2019 enables patients who have been granted an approval to switch smoothly between cannabis products without having to wait for a new approval.

Licensing Requirements

In order to import and distribute medical cannabis in Germany, a private company needs to secure a license for the Trade in Narcotic Drugs at the federal level from the Federal Opium Agency or BOPST, and a Wholesale Trading License from local health authorities (§§52a, 72, and 73 of AMG and §§3,5,7 and 11 of BtMG). In addition, if cannabis is imported, the company will also need an Import/manufacture License for pharmaceuticals issued by the relevant health authority. For each individual shipment of cannabis an import permit will be required after the Narcotics License is granted.

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

Other Licenses

A company importing medical cannabis from a third country (outside of EU) is required to have an import license for pharmaceuticals pursuant to Sec. 72 of the German Medicines Act.

If medical cannabis is treated with ionizing radiation (for example, cannabis products that are subject to electron, gamma or x-ray radiation to reduce the bacterial count) it may require a marketing authorization. In addition, a manufacturing license is required for the process, package, labeling and any other manufacturing step of cannabis as a medicinal product, including market release in Germany, according to §13 of AMG of the German Medicines Act.

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

Both the Cannabis Law for Medical Purposes of 2018 and the Decree-Law no. 8/2019 that implemented it came to distinguish and define cannabis products in medicines (e.g., medicines based on preparations or substances derived from the cannabis plant), preparations (e.g., extracts, tinctures, oils) and substances (e.g., cannabis plants, or parts, whether whole, fragmented or cut).

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

Clever Leaves Portugal, Unipessoal, Lda. (previously known as Northern Swan Portugal Unipessoal, Lda., “Clever Leaves Portugal”) was granted a license in 2020 from INFARMED to cultivate, import and export dried cannabis flower for commercial purposes.

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

Regulatory Framework in the United States

While Clever Leaves owns a U.S. business that manufactures and distributes health and wellness products in the United States, neither Clever Leaves nor any of its subsidiaries currently engage in the cultivation, distribution, sale or possession of medical or adult use cannabis in the United States and, as such, are not required to obtain licenses related to such activities under any state law. However, we have imported cannabinoid products from Colombia through explicit import permits from the U.S DEA for testing purposes and under the Farm Bill for product development purposes. Herbal Brands has conducted research and development on variety of CBD products, and it launched JoySol, our first consumer brand to include cannabinoids, through its existing distribution channels in January 2022.

Legal status of cannabis, other than hemp

All but three of the 50 U.S. states have legalized cannabis for medical purposes to some extent, and eighteen of those states and the District of Columbia have also legalized cannabis for adults for non-medical purposes (sometimes referred to as recreational use.) Those cannabis activities, however, are illegal under U.S. federal law. The Controlled Substances Act (the “CSA”) continues to list cannabis (marijuana, but not hemp) as a Schedule I controlled substance (i.e., deemed to have no medical value. Accordingly, the manufacture (growth), sale or possession of cannabis is federally illegal, even for personal medical purposes.

Although the U.S. government has not recently prosecuted any state law compliant cannabis entity, the risk of future enforcement cannot be dismissed entirely. Enforcement in the U.S. could slow the progress of global legalization, which could negatively impact cannabis businesses like ours even though we are not operating in the U.S. Any federal enforcement action could, in turn, negatively impact our business.

Legal status of hemp and hemp derivatives

Until December 2018, hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis) and hemp extracts were illegal Schedule I controlled substances under the CSA.

The Agriculture Improvement Act of 2018, Pub.L. 115-334 (the “2018 Farm Bill”), removed hemp and extracts of hemp, including CBD, from the CSA schedules. Accordingly, the production, sale and possession of hemp or extracts of hemp, including CBD, no longer violate the CSA. The 2018 Farm Bill allows hemp cultivation and the transfer of hemp and hemp-derived products across U.S. state lines for commercial or other purposes.

Despite the passage of the 2018 Farm Bill, hemp products’ legal status is complicated further by other state and federal laws. The U.S. states are a patchwork of different laws with regard to hemp and its extracts, including CBD. Additionally, the FDA claims that the Food, Drugs & Cosmetics Act (the “FD&C Act”) significantly limits the legality of hemp-derived CBD products, especially for ingestibles.

It is the FDA’s position that “it’s unlawful under the FD&C Act to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products, as, or in, dietary supplements, regardless of whether the substances are hemp-derived,” and regardless of whether health claims are made. This is because CBD (and THC) are active ingredients in FDA-approved drugs and became the subject of public substantial clinical investigations when GW Pharmaceuticals submitted investigational new drug (IND) applications for Sativex and Epidiolex, both containing CBD as an active ingredient. The FDA has also warned against health claims: prior to introduction into interstate commerce, any cannabis product, whether derived from hemp or otherwise, marketed with a disease claim (e.g., therapeutic benefit, disease prevention) must first be approved by the FDA for its intended use through one of the drug approval pathways. In determining “intended use,” the FDA has traditionally looked beyond a product’s label to statements made on websites, on social media or orally by the company’s representatives.

Certain CBD products are arguably federally legal today, notwithstanding the FDA’s position. To the extent that a CBD product is outside the FDA’s jurisdiction, the product is likely federally legal because CBD, unlike many drugs that the FDA regulates, is no longer listed on the FDA’s schedules. CBD products other than food, beverages and supplements which are not marketed drugs, and do not include health claims, may fall outside of the FDA’s authority. If so, some products that may be legal today include topical products, such as cosmetics, massage oils, lotions, and creams. Additionally, the FDA lacks authority, except in limited circumstances, to enforce claims against companies which sell CBD products provided that they do not engage in “interstate commerce.” However the definition of "interstate commerce" is amorphous and may include sources of ingredients, components, or even investments, that in some way impact more than one state.

Enforcement under the FD&C Act may be criminal or civil in nature may can include those who aid and abet a violation, or conspire to violate, the FD&C Act. Criminal violations of the FD&C Act are punishable by fines and imprisonment. Civil remedies under the FD&C Act may include civil money penalties, injunctions, and seizures. The FDA also has a number of administrative remedies (such as warning letters, recalls, and debarment.) With respect to CBD products, the FDA so far has limited its enforcement to sending cease and desist letters to companies which sell CBD products that make “egregious, over-the-line” claims, such as “cures cancer”, “treats Alzheimer’s Disease”, or “treats chronic pain.”

The Federal Trade Commission (“FTC”) has also sent warning letters to companies making unsubstantiated health claims about CBD products and has even filed a lawsuit against one. Neither the FDA nor the FTC has employed additional enforcement actions against companies selling CBD cosmetics without health claims.

Joysol produces tinctures, creams, and gummy products containing CBD. We do not believe that our CBD products implicate any FDA and FTC enforcement priorities. However, it remains unclear what ultimate position the FDA may take with regards to CBD products, and its position could change substantially in a way that could negatively impact our business.

Regulatory Framework in Canada

Canada has federal legislation which uniformly governs the cultivation, distribution, sale and possession of cannabis under the Cannabis Act (Canada). While Clever Leaves is incorporated under the laws of British Columbia, neither Clever Leaves nor any of its subsidiaries currently engage in the cultivation, distribution, sale or possession of cannabis in Canada and, as such, are not required to obtain licenses related to such activities under the Cannabis Act. We have previously received three import permits from Health Canada for the import of cannabis for testing purposes and are currently pursuing commercial import permits in compliance with the Cannabis Act.

Environmental Matters

We are subject to environmental legislation, including federal and provincial statutes and regulations and municipal by-laws, which govern activities or operations that may have adverse environmental effects, including the presence or migration of contaminants at or from our properties. We believe that we are in substantial compliance with current environmental laws and are not currently aware of any material environmental liabilities.

Human Capital Resources

As of December 31, 2021 we had approximately 560 employees. Our workforce is diversified across multiple locations with 73%, 19%, and 8% of our employees located in South America, Europe and North America, respectively. We believe that our entrepreneurial, decentralized, and diversified work environment have contributed to our success. We also believe that our ability to retain our workforce is dependent on our ability to foster an environment that is sustainably safe, respectful, fair, and inclusive and promotes diversity, equity, and inclusion inside and outside of our business. We are not party to any collective bargaining agreements, and we believe we have a good relationship with our employees.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”), are available free of charge on our website at www.cleverleaves.com or directly through the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. Reports filed with or furnished to the SEC will be available on our website as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

We announce material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, and our website. We use these channels, as well as social media, including our Twitter account (@clever_leaves), and our LinkedIn page (https://www.linkedin.com/company/clever-leaves), to communicate with investors and the public about our Company, our products, and other matters. Therefore, we encourage investors, the media, and others interested in our Company to review the information we make public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through our websites or these social media channels is not part of this Annual Report on Form 10-K, and the inclusion of our website addresses and social media channels are inactive textual references only.
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

The following is a summary of the most significant risks and uncertainties that we believe could adversely affect our business, financial condition and results of operations. The summary should be read in conjunction with the more detailed risk factors set forth in this “Risk Factors” section and the other information contained in this report.

Risk Factor Summary

•We have a history of losses, we may not become profitable and, if we do, we may not be able to maintain profitability;
•Our limited operating history and an unproven business model make it difficult for us to evaluate our current business and future prospects;
•There is substantial doubt about our ability to continue as a going concern;
•The unavailability of third-party distributors, or disruption or delay in the delivery of our products, may adversely impact our product sales;
•We may fail to attract and retain customers;
•We face increasing competition for our products, particularly in the nutraceutical industry;
•The potential financial instability of our customers could result in decreased order volumes and defaults under our contracts which could adversely affect our business;
•The legalization of adult-use, recreational cannabis may reduce sales of medical cannabis;
•Agricultural events, such as crop disease, mold or mildew, insect infestations, volatile weather, drought, absorption of heavy metals, climate change, and other conditions could result in substantial losses and weaken our financial results;
•Our business is not diversified;
•We may be unable to implement our business strategy;
•The cannabinoid industry and market are relatively new in the jurisdictions in which we operate, and we may not be successful in managing uncertainty and volatility.
•Unfavorable scientific findings, publicity or consumer perception of the legal cannabis industry and nutraceutical products market could have a material adverse effect on our business;
•General market conditions and other factors, including incidents involving our customers, may affect our sales, profitability and overall operating results;
•We currently depend on a limited number of customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships and partnerships or if one or more significant customers or partners were to Terminate their relationship with us or reduce their purchases, our revenue could decline significantly;
•We will need to raise substantial additional funds in the future, which funds may not be available or, if available, may not be available on acceptable terms;
•Despite efforts to do so, we may fail to obtain or maintain licenses, permits, certifications, authorizations, quotas, or accreditations needed to operate our business or achieve our business plans;
•Our wholly owned U.S. subsidiary, Herbal Brands, is subject to non-cannabis related U.S. regulatory requirements;
•Because we are a Canadian company, shareholder protections differ from shareholder protections in the United States and elsewhere, and we are subject to a variety of additional risks that may negatively impact our operations;
•We may be subject to global or regional economic crises;

•Our sale of cannabinoids-related and nutraceutical products exposes us to significant product liability risks;
•We may not be able to obtain adequate insurance coverage to cover any claims we may face;
•We currently have debt and may continue to incur debt in the future, and we may not be able to repay principal and interest on our debt, which involves risks that could negatively affect our business, results of operations, cash flows or liquidity;
•The issuance of our common shares in connection with the conversion of our Catalina LP Convertible Note, as amended on January 13, 2022, would cause substantial dilution, which could materially affect the trading price of our common shares and earnings per share;
•An active trading market for our common shares and warrants may not be sustained, which would adversely affect the liquidity and price of our securities;
•There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq;
•The market price of our securities has recently been volatile and may be volatile in the future, and, as a result, investors in our securities could incur substantial losses;
•We have identified a material weakness in our internal control over financial reporting. If we are unable to successfully remediate this material weakness in our internal control over financial reporting, it could have an adverse effect on our company;
•There can be no assurance that our warrants will be in the money prior to their expiration, and they may expire worthless;
•We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the warrants worthless;
•We are an “emerging growth company” and a “smaller reporting company” we are currently not required to obtain an auditor attestation regarding our internal controls over financial reporting.
•We are an “emerging growth company” and a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common shares may be less attractive to investors.
•Because we are a Canadian company, shareholder protections differ from shareholder protections in the United States and elsewhere, and we are subject to a variety of additional risks that may negatively impact our operations; and
•Our Articles provide for the exclusive forum of the provincial courts in British Columbia, Canada for substantially all disputes between us and our shareholders (except claims arising under the Securities Act and the Exchange Act), which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, other employees or shareholders

Risks Related to Our Business and Industry

We have a history of losses, we may not become profitable and, if we do, we may not be able to maintain profitability.

We have had operating losses, including a net loss of approximately $45.7 million in the year ended December 31, 2021, and negative cash flows from operations since inception and we may not be able to achieve or maintain profitability in the future or on a consistent basis. We anticipate that we will continue to incur losses from operations due to pre-commercialization activities, regulatory requirements, marketing and production activities, and general and administrative costs to support operations.

Our limited operating history and an unproven business model make it difficult for us to evaluate our current business and future prospects.

We have a limited operating history upon which potential investors can evaluate our performance. We are, and expect for the foreseeable future to be, subject to all the risks and uncertainties inherent in an emerging company in an emerging industry. As a result, the revenue and income potential of our business is unproven. We must continue to build and improve many functions necessary to conduct business, including, without limitation, managerial and administrative structure, sales, marketing and distribution activities, financial systems and personnel recruitment. We may make errors in predicting and reacting to relevant market trends, which could harm our business. Consequently, any predictions about our future success or viability, or any evaluation of our business and prospects, may not be accurate. In addition, we can make no assurance that we will be able to achieve our business objectives, that we will be able to execute our business plan, that we will ever become profitable, that we will ever pay any dividends or that our shares will appreciate in value. Similarly, the market for our products and services is characterized by regulatory approvals, customer adoption, support amongst the medical and health care supply chain including physicians, insurance companies and pharmacies, rapid intellectual property advances, changes in customer requirements, preferences and behaviors, changes in protocols and evolving laws, regulations, and industry standards. If we are unable to develop enhancements to our existing products and services or acceptable new products and services that keep pace with rapidly changing developments, our products and services may become obsolete, less marketable and less competitive and our business may be harmed.

There is substantial doubt about our ability to continue as a going concern.

In connection with our audited financial statements for the year ended December 31, 2021, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt about the ability to continue as going concern for a period of one year following the date that these consolidated financial statements are issued.

As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of December 31, 2021, as well as operating losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time that it can generate significant revenues from the sale of its available inventories.
At December 31, 2021, the Company had cash and cash equivalents of $37,699. Based on the Company’s current business plan, management believes that there is substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the consolidated financial statements were issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to execute its operating plans through 2023 and beyond depends on its ability to obtain additional funding through equity offerings, debt financing, or other forms of financing to meet planned growth requirements and to fund future operations, which may not be available on acceptable terms, or at all. If we are unable to continue as a going concern, our shareholders may lose some or all of their investment in our securities.

Significant interruptions in our access to certain supply and distribution chains may impair our operations.

Our business is dependent on our timely access to a number of key inputs, certain of which we source from other countries and on different continents, including transportation, raw materials, packaging materials and supplies and equipment related to our growing operations as well as our nutraceutical business. Our third-party suppliers, manufacturers, engineers and contractors may elect, at any time, to decline or withdraw supplies and services necessary for our operations. Any significant interruption, price increase or negative change in the availability or economics of the supply chain could curtail or preclude our ability to continue production and sales and materially impact our business, financial condition and results of operations.

The unavailability of third-party distributors, or disruption or delay in the delivery of our products, may adversely impact our product sales.

We rely on third-party distributors, including pharmaceutical distributors, airlines, courier services and government agencies, and may in the future rely on other third parties, to distribute our products. Due to the perishable and premium nature of our products, we depend on fast and efficient courier service to distribute our products. If these distributors do not successfully carry out their contractual duties or renew their agreements following the completion of any contractual obligations, if there is any prolonged disruption, delay or interruption in the distribution of our products, or if these third parties damage our products, it could negatively impact our revenue from product sales and adversely affect our financial condition and results of operations. Rising costs associated with the courier services used by us to ship our products may also adversely impact our business and ability to operate profitably.

The COVID-19 pandemic has caused, and continues to cause, severe disruptions on our business, including due to global supply chain interruption. We are unable to predict the ongoing impact of COVID-19 on our Company.

The COVID-19 pandemic and restrictions aimed at stopping its spread have had, and may continue to have, an adverse impact on our performance and results of operations. Such restrictions have resulted in disruptions in global supply chains, including the business operations of our third-party manufacturers, suppliers and vendors. This has resulted in our inability to secure adequate supply of certain intermediate goods on which our business depends, longer lead times for receiving such goods, and inflationary pressures. It has also delayed our planned expansion of certain product line and production processes. If new variants emerge, such disruptions may persist.

In addition, the effects of COVID-19 may delay our research and development programs and our ability to execute certain of our strategic plans, including recruiting senior management professionals, construction, new product launches, new market expansions, acquisitions and access to capital. Future GMP inspections, inclusions or certifications for new product capabilities could be delayed due to restrictions on travel. The COVID-19 pandemic has also affected the completion of licensing in Portugal due to INFARMED’s delay conducting physical inspections of our facilities. Our licensing could also be delayed if regulators are directed to focus their time and resources on the health emergency instead of licensing activities. Similarly, such reprioritization may slow efforts to efficiently regulate or legalize cannabis in many countries.

Even after the pandemic subsides, our businesses could be negatively impacted if the effects of COVID-19 result in lasting changes in consumer behavior, including as a result of a decline in discretionary spending or changed preferences. We cannot predict the ongoing negative impact of the COVID-19 pandemic on our business, nor how long such effects will last.

We may fail to attract and retain customers.

Our success depends on our ability to attract and retain customers. There are many factors that could impact our ability to attract and retain customers, including our ability to successfully compete on the basis of price, produce desirable and effective products that are superior to others in the market, successfully implement our customer acquisition plan and the ability and success of our customer commercialization plans in their respective geographies; any of these factors may be impacted by shifting regulatory requirements.

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

We face increasing competition for our products, particularly in the nutraceutical industry.

Competition for customers may result in increasing our sales and marketing costs while also lowering the market prices for our products, and in doing so reduce our profitability. For example, we will face increased competition for customers if pharmaceutical companies attempt to enter the cannabis industry and, in particular, the medical cannabis industry through the development and distribution of synthetic products that emulate the effects of and treatment provided by naturally occurring cannabis.

Our U.S. wholly-owned subsidiary, Herbal Brands, operates within the nutraceutical industry, which is extremely competitive. The nutritional products market includes international, national, regional and local producers and distributors, many of whom have substantially greater production, financial, research and development, personnel and marketing resources than we do, and many of whom offer a greater variety of products.

We are vulnerable to rising energy costs.

Our cultivation operations consume considerable energy, which makes our company vulnerable to rising energy costs and the availability of stable energy sources. Accordingly, rising or volatile energy costs, including those due to the ongoing military conflict between Russia and Ukraine, or our inability to access stable energy sources, may have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks from our ongoing and future construction projects.

We are subject to a number of risks in connection with the ongoing construction of our facilities in Portugal and will be subject to similar risks in connection with future construction projects, including the availability and performance of engineers, contractors, suppliers and consultants, the availability of funding, and the receipt of required governmental approvals, licenses and permits. Any delay in the performance of any one or more of the engineers, contractors, suppliers, consultants or other persons on whom or which we are dependent in connection with our construction activities, a delay in or failure to receive the required governmental approvals, licenses and permits in a timely manner or on reasonable terms, or other unforeseen events could delay or prevent the construction of the additional phases of the facilities as planned. There can be no assurance that current or future construction plans implemented by us will be successfully completed on time, within budget and without design defect, that the necessary personnel and equipment will be available in a timely manner or on reasonable terms to successfully complete construction projects, that we will be able to obtain all necessary governmental approvals, licenses and permits, or that the completion of the construction, the start-up costs and the ongoing operating costs will not be significantly higher than anticipated.

The potential financial instability of our customers could result in decreased order volumes and defaults under our contracts which could adversely affect our business.

We are exposed to risks associated with the potential financial instability or other general business issues of our customers, many of whom may be adversely affected by an economic slowdown. As a result of macroeconomic challenges currently or potentially affecting the economy of the countries where we operate or sell to, customers may experience serious cash flow problems and other financial difficulties. In addition, events in the United States or foreign markets, such as the COVID-19 pandemic the United Kingdom’s exit from the EU and the ongoing military conflict between Russia and Ukraine, may continue to impact the global economy and capital markets. The impact of such events is difficult to predict. As a result, our existing and potential customers may modify, delay, or cancel plans to purchase our products or may purchase products in lesser quantities than expected. Additionally, if our customers are not successful in generating sufficient incomes, they may not be able to pay, or may delay payment of, amounts that are owed to us. Decreases in customer orders or inability of current or potential customers to pay us for our products may adversely affect our business, financial condition and results of operations.

The legalization of adult-use, recreational cannabis may reduce sales of medical cannabis.

Legalization of the sale to adults of recreational, non-medical cannabis in any country may increase competition in the medical cannabis market. For example, it was recently announced that Germany may legalize commercial sales of recreational cannabis to adults, and adult use is also on the political agenda in Israel. Both countries currently have heavy regulations around medicinal cannabis and high quality standards, making cannabis costly to produce. At the same time, adult use programs may deter medical cannabis patients from going through the process of obtaining a prescription. We may not be able to achieve our business plan in a highly competitive market where recreational, adult-use cannabis is legal, or the market may experience a drop in the price of cannabis and cannabis products over time, decreasing our profit margins.

Agricultural events, such as crop disease, mold or mildew, insect infestations, volatile weather, drought, absorption of heavy metals, climate change, and other conditions could result in substantial losses and weaken our financial results.

Our business is reliant on the cultivation, processing, and sale of cannabinoids, which is an agricultural product. As a result, our financial results are subject to the risks inherent to the agricultural business, such as crop disease, mold or mildew, insect infestations, volatile weather, drought, absorption of heavy metals, climate change and similar agricultural risks, which may adversely affect supply, reduce production and sales volumes, increase production costs, or prevent or impair shipments. Natural elements could have a material adverse effect on the production of our cannabis or hemp products, while prior use of pesticides at our agricultural sites, if not discovered prior to cultivation on such sites, could lead to the production of tainted and unsaleable product, which could negatively impact the results of our operations. Additionally, crop insurance is generally not available to cannabis companies, and if it becomes available, it may not be available at commercially reasonable prices.

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

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security resources to protect our data security and IT systems, such measures may not prevent such events. Significant disruption to our IT system or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect the confidentiality of our intellectual property and proprietary information, our business could be adversely affected.

In jurisdictions where cannabinoids sales, use or possession is not legal, we may be restricted with respect to obtaining patents, trademarks and other protections from the authorities for our brands and products. As a result, we rely heavily on trade secret protection and confidentiality agreements to protect our intellectual property and proprietary information. Although we have entered into agreements with some of our employees, consultants, advisors and other third parties that contain confidentiality, non-compete, non-solicitation and invention assignment provisions, these agreements do not cover all eventualities, and they may be breached, and we may not have adequate remedies for any such breach. In addition, others may independently discover or develop our intellectual property and proprietary information. If we are unable to prevent disclosure of our intellectual property and proprietary information to third parties, we may not be able to establish or maintain a competitive advantage in our markets, which could materially adversely affect our business, financial condition and results of operations.

A significant failure or deterioration in our quality control systems or product recalls could have a material adverse effect on our business and operating results.

The quality and safety of our products are critical to the success of our business and operations. As such, it is imperative that our (and our service providers’) quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by the design of the quality control systems, the quality training programs and adherence by employees to quality control guidelines. Although we strive to ensure that all of our service providers have implemented and adhere to high quality control systems, any significant failure or deterioration of such quality control systems could have a material adverse effect on our business, financial condition and results of operations. Deterioration in our quality control systems could lead to a product recall.

If any of our products are recalled due to an alleged product defect, regulatory requirements or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Recall of products could lead to adverse publicity, decreased demand for our products and could have significant reputational and brand damage. Although we have detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if any of our significant brands were subject to recall, the reputation of that brand and our company could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition. For more information on risks associated with our products, see the risk factor under the caption “Risks Related to Litigation—Our sale of cannabinoids-related and nutraceutical products exposes us to significant product liability risks.”

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

Our business is not diversified.

Larger companies have the ability to manage their risk through diversification. Our business lacks such diversification. Our Herbal Brands business in the United States, a nutraceuticals business, currently generates most of our revenue as we have only recently begun to carry out our cannabinoid sales operations. Regardless of whether Herbal Brands continues to represent a material portion of our total revenue, it may not provide substantial diversification benefit. As a result, we could potentially be more impacted by factors affecting the cannabinoid industry in general and us in particular than would be the case if our business was more diversified, which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to implement our business strategy.

The growth and expansion of our business is heavily dependent upon the successful implementation of our business strategy as described under the heading “Business.” There can be no assurance that we will be successful in the implementation of our business strategy. A failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

Our success depends on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. The loss of the services of any of our key executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct or grow our business. This risk may be particularly acute for us relative to some of our competitors because some of our senior executives work in countries where they are not citizens and thus immigration issues could adversely affect the ability to retain or hire such key persons. We do not, and we do not intend to, maintain key person life insurance policies with respect to our employees. The loss or inability to retain our key personnel could have a material adverse effect on our business, financial condition and results of operations.

Foreign currency fluctuations may adversely affect our financial position, results of operations and cash flows.

Our operations make us subject to foreign currency fluctuations and inflationary pressures, which may adversely affect our financial position, results of operations and cash flows. We are affected by changes in exchange rates between the U.S. dollar and foreign currencies. We may, but do not currently, invest in foreign currency contracts to mitigate these risks, and if we elect to conduct any form of currency hedging, it may require significant financial resources to do so.

The cannabinoid industry and market are relatively new in the jurisdictions in which we operate, and we may not be successful in managing uncertainty and volatility.

The cannabis industry and market are relatively new in the jurisdictions in which we operate, and the industry, the regulation and market may not continue to exist or grow as anticipated, or we may ultimately be unable to succeed in this new, highly uncertain, and extremely volatile industry and market.

Competitive conditions, consumer tastes, patent requirements, changing regulations and spending patterns in this new industry and market are relatively unknown and may have unique circumstances that differ from existing industries and markets. Furthermore, as a result of recent and ongoing regulatory and policy changes in the medical and adult-use cannabis industry, the market data available is limited and unreliable. Applicable laws in certain jurisdictions prevent widespread participation and hinder market research. As laws are recent and subject to changes as the industry unfolds, the regulations and their interpretation by governmental regulating bodies are unpredictable and may drastically differ from our understanding as well as assessment by local advisers. Therefore, in certain jurisdictions, our market research, and projections of estimated total retail sales, demographics, demand and similar consumer research are based on assumptions from limited and unreliable market data and generally represent the opinions of our management as of the date given. There are no assurances that this industry, the regulations and the markets will continue to exist or grow as currently estimated or anticipated, or function and evolve in a manner consistent with management’s expectations and assumptions. Accordingly, there can be no assurance that we will be capable of addressing those risks when they arise. Any event or circumstance that affects the medical cannabis industry and market could have a material adverse effect on our business, financial condition and results of operations.

Germany is Europe’s leading medical cannabis market. We are building a distribution network in Germany through our relationship with Cansativa GmbH (“Cansativa”), an EU GDP and EU GMP certified cannabis importer and distributor, and our wholly owned subsidiary Clever Leaves GmbH, which is in process for the ultimate issuance of the necessary licenses and authorizations to import and distribute cannabis products in Germany for pharmaceutical use. As of the date of hereof, we have imported pharmaceutical cannabis products to Germany on a limited basis but there can be no assurance that we will be able to continue to do so in the future. If we are not successful in establishing an effective distribution network in Germany and receiving required regulatory licenses and approvals (including marketing authorizations), and if we are not successful at establishing commercial partnerships or our strategy in Germany is not successful, this could have a material adverse effect on our business, financial condition and results of operations.

The cannabinoid industry faces strong opposition in certain jurisdictions and may in the future face similar opposition in jurisdictions in which we operate.

Many political and social organizations oppose hemp and cannabis and their legalization, and many people, even those who support legalization, oppose the sale of hemp and cannabis in their localities. Our business requires the support of local governments, industry participants, consumers, communities, and residents to be successful. Additionally, there are large, well-funded businesses that may have a strong opposition to the cannabis industry. For example, the pharmaceutical and alcohol industries have traditionally opposed cannabis legalization. Any successful efforts by these or other industries halting or impeding the cannabis industry could have a material adverse effect on our business, financial condition and results of operations.

Unfavorable scientific findings, publicity or consumer perception of the legal cannabis industry and nutraceutical products market could have a material adverse effect on our business.

We believe that the economic viability of the legal cannabis industry and nutraceutical products market is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis and nutraceutical products produced. Consumer perception of cannabis or nutraceutical products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of these products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the legal cannabis market or nutraceutical products or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity, even if inaccurate or without merit and even resulting from consumers’ improper use of legal cannabis products, could have a material adverse effect on the demand for our products and services and, correspondingly, on our business, financial condition and results of operations.

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

Damage to our reputation can be the result of the actual or perceived occurrence of any number of events, including negative publicity, whether such publicity is accurate or not. The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views regarding us and our activities, whether true or not. Although we believe that we operate in a manner that is respectful to all stakeholders and take pride in protecting our image and reputation, we do not ultimately have direct control over how we are perceived by others. Reputational loss may result in decreased ability to enter into new customer, distributor, or supplier relationships, retain existing customers, distributors or suppliers, reduced investor confidence and access to capital, increased challenges in developing and maintaining community relations and would be an impediment to our overall ability to advance our projects, thereby having a material adverse effect on our business, financial condition and results of operations.

General market conditions and other factors, including incidents involving our customers, may affect our sales, profitability and overall operating results.

We cultivate, manufacture and distribute cannabinoids products for non-pharmaceutical purposes in select markets around the world. In addition to the medical cannabinoid business, we are also engaged in the business of formulating, manufacturing, marketing, selling and otherwise commercializing wellness products and nutraceuticals in the United States, including CBD products. The global economy is experiencing substantial recessionary pressures and declines in consumer confidence that are expected to negatively impact economic growth, including in connection with the COVID-19 pandemic and measures adopted by various governments to address the spread of the disease. A global recessionary economic environment and inflationary pressure may increase unemployment and underemployment, decrease salaries and wage rates or result in decrease in volumes purchased by our customers or other market-wide cost pressures that could adversely affect demand for non-pharmaceutical products in both developed and emerging markets. In addition, growth rates in emerging markets have moderated from previous levels. Reduced consumer spending and other factors may cause changes in our customer orders including reduced demand for our products, or order cancellations. The timing of placing of orders and the amounts of these orders are generally at the discretion of our customers. Customers may cancel, reduce or postpone orders with us on relatively short notice. Significant cancellations, reductions or delays in orders by customers could affect our quarterly results. It is currently anticipated that these challenging economic uncertainties will continue to affect certain of our markets in 2022 which could adversely affect our sales and profitability, thereby having a material adverse effect on our business, financial condition and results of operations.

We currently depend on a limited number of customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships and partnerships or if one or more significant customers or partners were to terminate their relationship with us or reduce their purchases, our revenue could decline significantly.

Our revenue could be materially and disproportionately impacted by purchasing decisions of our customers. In the future, our customers may decide to purchase less product from us than they have in the past, may alter purchasing patterns at any time with limited notice, or may decide not to continue to purchase our products at all, any of which could cause our revenue to decline materially and materially harm our financial condition and results of operations. If we are unable to diversify our customer base, maintain our existing strategic partnerships and expand our supply network with other partners, we will continue to be susceptible to risks associated with customer concentration. In addition, we have granted certain product exclusivities to key customers in various geographies and that could constrain our ability to grow, which could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in wholesale and retail prices, including price erosion, could result in earnings volatility.

There is currently not an established market price for cannabis and the price of cannabis is affected by numerous factors beyond our control. Cannabis and hemp products are subject to end market price erosion in several markets in which we compete. Consequently, profitability is sensitive to fluctuations in wholesale and retail prices caused by changes in supply (which itself depends on other factors such as weather, fuel, equipment and labor costs, shipping costs, economic situation and demand), taxes, government programs and policies for the cannabis industry (including price controls and wholesale price restrictions that may be imposed by government agencies responsible for the sale of cannabis), and other market conditions, including pricing in the illicit market and the ongoing COVID-19 pandemic, all of which are factors beyond our control. Our operating income may be significantly and adversely affected by a decline in the price of cannabis and hemp, as our profitability is directly related to the end market price of our cannabis and hemp products. Any price decline may have a material adverse effect on our business, financial condition and results of operations.

We will need to raise substantial additional funds in the future, which funds may not be available or, if available, may not be available on acceptable terms.

Designing and constructing cultivation, processing and distribution facilities, and cultivating and producing cannabinoids products is expensive. Changing circumstances, such as expanding production or acquiring additional licenses, may cause us to consume capital more rapidly than we currently anticipate. The acquisition of such licenses, and the cost of acquiring the related cultivation, processing, or distribution facilities or, if not in existence or completed, the design and construction of such facilities may require substantial capital. In such events, we may need to raise additional capital to fund the completion of any such projects.

We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. While we have been successful in raising financing in the past, there can be no assurances that additional financing will be available when needed on acceptable terms, or at all. The continued spread of COVID-19 and uncertain market conditions may further limit our ability to access capital. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, and suspend or curtail planned programs. Any of these actions could materially harm our business, financial condition and results of operations.
At December 31, 2021, the Company had cash and cash equivalents of $37,699. Based on our current business plan, management believes that there is substantial doubt as to whether our existing cash resources will be sufficient to meet our currently anticipated cash requirements through the next twelve months without raising additional capital to fund our future operations. To the extent we raise additional capital through, for example, the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. If we are required to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, and we may be required to:

• significantly delay, scale back or discontinue the design and construction of any cultivation, processing and dispensary facilities for which we are awarded licenses; or

• relinquish any cultivation, processing, and dispensary licenses that we are awarded, or sell any cultivation, processing or distribution facilities that we are designing and constructing.

Additionally, financing opportunities may be limited in some jurisdictions in which we operate. For example, financing of the cannabinoid industry in Colombia has been performed primarily through equity investments rather than through debt financing. Debt financing has been limited for several reasons, including that financial institutions are uninformed about the legality of these activities, their internal policies do not allow them to lend for the purpose of developing cannabis or related activities even where legal, and they see risks in financing recently permitted activities. We do not know if, how, or when the market for financing these activities will develop.

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

We operate in a labor-intensive industry that is subject to the effects of instabilities in the labor market, including strikes, work stoppages, protests, lawsuits and changes in employment regulations, increases in wages, controversies regarding salary and labor allowances and the establishment of collective bargaining agreements that, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Legal and Regulatory Matters

Our business is dependent on legislation in each of the jurisdictions in which we operate, and the way regulators interpret and implement current regulations.

The authorities that regulate the cannabis and hemp industry in the countries in which we conduct business may take actions that materially affect our operations and profitability. The nature and degree of the legislation affecting cannabis companies varies across the various jurisdictions in which we operate, and are subject to further changes, which may arise rapidly. Each jurisdiction may have its own highly specialized legislation for the cultivation, production and sale of cannabis and hemp products. Such laws and regulations relate to, among other things: permitted and prohibited activities; required licenses and registrations; permits, quotas, certifications, registrations, other approvals and associated fees; construction, minimum conditions and security required for our facilities; inventory tracking and record keeping requirements and required personnel and their qualifications.

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

Our business is subject to substantial and evolving laws and regulations in multiple jurisdictions requiring significant resources to comply with applicable laws and regulations, which may be unsuccessful.

The cannabis and hemp industry is subject to extensive laws and regulations, which are specific to each jurisdiction. We expend significant resources and incur substantial ongoing costs and obligations in effort to comply with the evolving legal and regulatory requirements of governmental authorities, which are comprehensive and burdensome, and expect to continue to do so in the future. The resources necessary to comply with such requirements may hinder our ability to operate in certain jurisdictions or expand into new jurisdictions.

In many jurisdictions, the legal and regulatory schemes have been recently adopted, are rapidly changing or are not yet fully developed. As a result, laws and regulations relating to cannabis and hemp may be incomplete or ambiguous, or selectively or inconsistently enforced, making compliance difficult. We may experience delays and be required to expend significant resources as we attempt to seek interpretive guidance with respect to such laws or regulations, and we may be required to revise our business plan if the laws and regulations, or regulators’, courts’, or enforcement authorities’ interpretations thereof, or our understandings thereof, change.

Our efforts to maintain legal and regulatory compliance in this complex environment and any failure to comply with applicable laws and regulations may result in additional costs for corrective measures, civil or criminal penalties, restrictions on our operations, or even the loss of licenses, quotas, certifications, or accreditation, which could have a material adverse impact on our business, financial condition, and operating results.

Moreover, the outcome of any regulatory proceedings, investigations, audits and other contingencies could harm our reputation or require us to pay substantial amounts of money, harming our financial condition. There can be no assurance that any future regulatory proceedings, investigations or audits will not result in substantial costs or a diversion of management’s attention and resources or have a material adverse impact on our business, financial condition and results of operations.

Environmental legislation may adversely affect our business.

Environmental legislation is evolving in a manner that may result in stricter standards and enforcement, including those relating to licensing requirements, larger fines and liability and potentially increased capital expenditures and operating costs. The application of environmental laws to our business may increase our costs of cultivation, production, or scientific research activities. Unanticipated licensing delays can result in significant delays and cost overruns in our business and could affect our financial condition and results of operations. There can be no assurance that these delays will not occur.

Despite efforts to do so, we may fail to obtain or maintain licenses, permits, certifications, authorizations, quotas, or accreditations needed to operate our business or achieve our business plans.

Our business depends on receiving and maintaining regulatory licenses, permits, certifications, authorizations, quotas or accreditations (collectively, “permits”) from various governmental authorities in multiple jurisdictions, including international organizations. Several licenses, permits, certifications, authorizations, quotas, or accreditations are or may be required from multiple governmental agencies, including for:

•cultivation of or possession of cannabis or hemp and the possession or use of seeds for planting;
•extraction, production, or possession of derivatives or cannabis-based products from cannabis or hemp;
•distribution of cannabis or hemp, derivatives thereof or cannabis-based products within a country’s borders;
•specific acceptance from the International Narcotics Control Board (“INCB”) for managing certain cannabis production quotas from various national entities in the countries in which we operate;
•possession or authentication of agricultural genetic material;
•cross-border importing and exporting of cannabis, hemp, their derivatives, or cannabis-based products;
•certification including but not limited to Good Agricultural and Collection Practices (“GACP”), Good Manufacturing Practices (“GMP”), Good Distribution Practices (“GDP”), Good Elaboration Practices (“GEP”), and Good Laboratory Practices (“GLP”);
•health registrations or special schemes registrations or habilitations and permits required for the sale of products;
•inclusion of the Company as the provider of active pharmaceutical ingredients (“API”), semi-finished and finished products and other cannabis-based products at national and international levels; and

•import/export certificates and permits from health and controlled substances authorities for the importation/exportation of cannabis-based APIs, raw materials and products.

These permits requirements are stringent, and there is no guarantee that the regulatory authorities will issue, extend or renew any permits or, if they are extended or renewed, that they will be extended or renewed on time and on the same or similar terms as initially granted or as requested. The issuance or renewal of such permits may also take longer than expected. We cannot predict the extent of testing and documentation, or the amount of time and resources required to maintain regulatory approvals for products or licenses.

Additionally, our quota allocation in Colombia and our ability to export to other countries depends in part on United Nations treaties establishing the need to obtain INCB’s confirmation on annual country-by-country estimates for the production, use and import of medical cannabis. For example, Colombia requested confirmation of production estimates for domestic use and export and received INCB’s confirmation for approximately 128 metric tons in 2022, 116 metric tons in 2021 and 56 metric tons in 2020. Starting in 2023, INCB confirmation of national estimates for Colombia will only cover estimates for domestic use. Although quotas for Colombian exports will no longer be tied to INCB confirmed estimates, the Colombian government may consider worldwide demand or specific national estimates in destination countries as criteria to assign, reduce or deny quotas for exports to other countries. It is uncertain whether the INCB confirmed estimates will be reduced or increased in subsequent years. In addition, there is no assurance that in the future the necessary quotas in Colombia and other relevant jurisdictions will be allocated to us or reallocated on time or at all. The quota system affects our ability to not only produce, but also to export cannabis and cannabis-based products to foreign countries.

In order to commercialize certain pharmaceutical classes of products in a number of countries, including Colombia, Portugal, and Germany, we need to have GMP certifications for our facilities. Because these certifications apply to specific manufacturing processes, were conducted under specific conditions, and are tied to specific facilities, if the facilities are damaged, destroyed or need to be moved, we cannot assure that the authorities will issue GMP certification for any new facility.

In Colombia, our cultivation and post-harvest operations have received GACP certification, and our manufacturing processes in specific facilities have received GMP certification from INVIMA. In July 2020, our Colombian manufacturing processes conducted at the post-harvest and pharmaceutical extraction and manufacturing facilities received EU GMP certification. The EU GMP certification received by us in July 2020 covers the part of the manufacturing process that begins with the trimming of the flower at the cultivation site until packaging, which is conducted at the extraction facility in Colombia. If we develop a new product that requires a manufacturing process not included in our existing EU GMP certification, we must request an audit of the new manufacturing process and its inclusion in the existing EU GMP certification. The EU GMP certification received by us is valid for three years, which is the maximum validity period possible, and is renewable upon assessment by EU GMP inspectors. In order to maintain our EU GMP certification, we are required to comply with the EU GMP Guidelines, and may be subject to visits and information requests by EU GMP inspectors. Our EU GMP certification expires January 2023. We received this certification from Croatian Agency for Medicinal Products and Medical Devices, located in Croatia. We have been informed by this agency that they are focusing their resources on the refugee crisis created by the ongoing military conflict between Russia and Ukraine. In the event that they are unable to conduct an inspection of our facilities in order to renew our EU GMP certification, we may lose this certification, which could result in a material adverse effect to our business.

In March 2021, our Portuguese cultivation operations received a license from INFARMED, to cultivate, import and export dried cannabis flower to and from our Portuguese cultivation site. To maintain this license, we must cultivate and operate under GACP guidelines. In July 2021, Clever Leaves Portugal received the license to import dry flower from Clever Leaves’ Colombian operations as an API. We are also targeting securing an EU GMP certification for our Portuguese operations, including a newly constructed post-harvest facility which includes various activities such as drying, trimming, and packaging. We believe the EU GMP inspection will be conducted in 2022 with certification to also occur in 2022. However, there can be no guarantee this occurs given the highly regulated and continually evolving nature of our industry.

Our German distribution business, Clever Leaves GmbH (formerly IQANNA), obtained a wholesaler dealer license with GDP certification to bring cannabis extracts to the market. A narcotics license to sell cannabis products in Europe was granted in February 2022 from the German Federal Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte) (“BfArM”). We cannot assure you that the authorities will issue, modify, extend, or renew any permits, or if it is modified, that it will be modified as requested or, if it is extended or renewed, that it will be extended or renewed on the same or similar terms as initially granted. In addition, our failure to maintain GMP certifications could impair or halt our ability to distribute cannabis products in a jurisdiction that requires GMP certification.

In addition, in some countries, certain certifications are also required for the sale of our products. Failure to obtain these certifications could limit our ability to sell our products in these countries.

Countries may or may not accept, according to the mutual recognition agreements in place between countries or the Pharmaceutical Inspection Convention and Pharmaceutical Inspection Co-operation Scheme (“PIC/S”) affiliation, the quality certifications that we have or are currently pursuing. If a certificate is not recognized in any country, we will have to apply and receive new certifications from that country.

We may also face additional quality standards such as, but not limited to, testing for pesticides, heavy metals, microbiology, cannabinoid potency levels and other technical requirements, which may represent delays or make it impossible for us to commercialize product in those countries.

Failure to comply with the requirements of our permits or failure to maintain necessary permits could have a material adverse impact on our business, financial condition and operating results and, in the extreme case, require us to discontinue operations. If the costs of complying with these regulations are substantial such that our investments are not profitable, or we are otherwise unable to comply with these regulations, we may be required to curtail or cease operations, which could have a material adverse effect on business, financial condition and results of operations.

We may have difficulty conducting business with banks and other financial institutions.

Financial transactions involving proceeds generated by illegal cannabis-related conduct can form the basis for prosecution under the anti-money laundering laws or other banking laws in many jurisdictions.

Because cannabis sales, use or possession are highly regulated or prohibited in most countries, banks in the United States and many other countries will not accept for deposit funds from businesses involved with cannabis or facilitate transactions, due mostly to perceived risk related to anti-money laundering laws; or some banks may accept funds for deposit but will not allow international transactions or certain domestic payments. This is the case even if the cannabis business is compliant with applicable law. As a result, businesses engaged in the cannabis industry often have difficulty finding a bank or other financial institution willing to accept their deposits or enter into financial transactions, including loans. The loss of a bank account, due for example to shifting risk sensibilities within the bank, or an inability to open a bank account or obtain a credit facility in certain jurisdictions may make it difficult for us to operate and for potential customers, suppliers and partners to do business with us, and may raise the cost and burden of banking for us. This may also require us to retain unusually large amounts of cash, making us susceptible to the risk of theft and other criminal activity. A loss of any material amount of cash would have a material adverse effect on our financial condition and results of operations.

In February 2014, the Financial Crimes Enforcement Network (“FinCEN”) bureau of the U.S. Treasury Department issued guidance with respect to financial institutions providing banking services to cannabis businesses, including burdensome due diligence expectations and reporting requirements. However, that guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the Department of Justice or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time. While it is possible that the U.S. Congress may address the banking issue by passing the SAFE Banking Act or a related legislative fix, the passage of such a bill is uncertain.

Banks may also refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and the U.S. Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells cannabis, regardless of whether the state it resides in permits cannabis sales. The inability or limitation in our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.

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

Risks Related to Federal Illegality of Cannabis in the United States

In the United States, we may not be entitled to certain U.S. federal bankruptcy protections or contractual recourses available to businesses in other industries.

U.S. courts have refused to extend federal bankruptcy protection to businesses with any U.S. cannabis-related assets due to the illegality of cannabis under U.S. federal law, making it difficult for lenders to recoup their investments in the cannabis industry in the event of a bankruptcy. Additionally, because certain of our contracts involve cannabis and other activities that would not be legal under U.S. federal law if conducted in the United States, we may face difficulties in enforcing our commercial agreements, including loan and security agreements in U.S. federal and certain state courts. The unavailability of U.S. federal bankruptcy protections and means to enforce commercial agreements may have a material adverse effect on our business, financial condition and results of operations.

Enforcement of U.S. federal laws could negatively affect our business.

Despite our absence from even the state legal cannabis markets in the United States and regardless of the federal government’s lack of criminal enforcement against state legal cannabis companies, federal prohibition can negatively affect businesses involved in the cannabis industry outside of the United States for several reasons, including that businesses trafficking in, or even involved with, cannabis: have fewer banking options, making banking and other financial transactions difficult; have fewer options for capital, which is important for a company in an emerging space; have restricted intellectual property rights in the United States, particularly with respect to obtaining trademarks and enforcing patents; may not be able to avail themselves of federal bankruptcy protection; and face fewer and generally more expensive options for insurance coverage. A change in the momentum in legalization could impact any or all of these and possibly other factors. Moreover, a significant shift to the U.S. government enforcing strictly or broadly the federal laws against cannabis could make all of those factors far worse, harm our business prospects, and theoretically threaten those not directly involved in trafficking in cannabis in the United States even for seemingly immaterial or remote violations of U.S. law.

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

Our wholly owned U.S. subsidiary, Herbal Brands, is subject to non-cannabis related U.S. regulatory requirements.

Our wholly owned U.S. subsidiary, Herbal Brands, whose brands have been marketed for over 30 years, is subject to non-cannabis related regulatory requirements applicable to nutraceutical companies. The manufacturing, packaging, labeling, advertising, sale and distribution of Herbal Brands’ products are subject to federal laws and regulations by one or more federal agencies, including, in the United States, the FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission and the USDA. These activities are also regulated by various state, local and international laws and agencies of the states, localities and countries in which our products are sold. For instance, the FDA regulates, among other things, the composition, safety, labeling and marketing of dietary supplements (including vitamins, minerals, herbs and other dietary ingredients for human use). Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues, increased costs and delay our expansion into new international markets.

Additionally, we have imported CBD into the United States for product development purposes, in compliance with U.S. law. In addition, Herbal Brands recently commenced selling ingestible and topical CBD products, under the brand name “JoySol”. There is significant uncertainty regarding the legal status of CBD and other hemp-based products in the United States. For example, the Food and Drug Administration ("FDA") currently prohibits the sale of foods and dietary supplements containing CBD, which could subject our Herbal Brands segment to regulatory enforcement action.

Products that contain CBD are subject to various state and federal laws regarding the production and sale of hemp-based products. Historically, the Drug Enforcement Administration (“DEA”) considered CBD to be a Schedule I controlled substance subject to the Controlled Substances Act (“CSA”) under the definition for “marijuana.” However, the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”) removed “hemp” from the definition of “marijuana.” “Hemp” is defined as the plant

Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol (“THC”) concentration of not more than 0.3 percent on a dry weight basis. As a result of the enactment of the 2018 Farm Bill, our CBD products and the hemp from which they are derived are not Schedule I controlled substances under the CSA. However, there is a risk that we could be subject to DEA enforcement action, including prosecution, if any of our CBD products are determined to not meet the definition of “hemp” and to constitute “marijuana” based on THC levels or other violations.

Although hemp and hemp-derived CBD are no longer controlled substances subject to regulation under the CSA, the FDA has stated publicly that it is nonetheless unlawful under the Federal Food, Drug, and Cosmetic Act (“FDCA”) to market foods or dietary supplements containing CBD, even if lawful under the 2018 Farm Bill. Specifically, the FDCA prohibits the introduction or delivery for introduction into interstate commerce of any food or dietary supplement that contains an approved drug or a drug for which substantial clinical investigations have been instituted and made public, unless a statutory exemption applies. The FDA has stated its conclusion that this statutory prohibition applies and none of the exceptions has been met for CBD.

The FDA has held public meetings and formed an internal working group to evaluate the potential pathways to market for CBD products, which could include seeking statutory changes from Congress or promulgating new regulations. If legislative action is necessary, such legislative changes could take years to finalize and may not include provisions that would enable our business to produce, market and/or sell CBD products, and FDA could similarly take years to promulgate new regulations. Additionally, while the agency’s enforcement focus to date has primarily been on CBD products that are associated with therapeutic claims, and for marketing CBD in food or beverage products, or as dietary supplements, and there is a risk that FDA could take enforcement action against Herbal Brands which could limit or prevent this segment from marketing and selling CBD products.

Moreover, local, state and federal laws and regulations are rapidly changing and subject to evolving interpretations, which could require our business to incur substantial costs associated with compliance requirements or alteration of certain aspects of our business plan in the event that the CBD products become subject to new restrictions. In addition, violations of these laws, or allegations of such violations, could disrupt the business and result in a material adverse effect on its operations. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our activities in the United States.

We may face risks from our web-based activities.

We sell CBD products using web-based links, which are targeted at sales in jurisdictions in which such sales are legal. However, we cannot be sure individuals in jurisdictions in which sales are illegal will not access such links. Given the evolving nature of state laws governing the sale of products containing CBD, such activities may become illegal, and we may face penalties, which could adversely impact our financial condition.

While we have no U.S. cannabis operations, the United States has barred non-U.S. citizens involved with U.S. cannabis operations, even as investors, and confusion about our operations could arise in the immigration context.

Although cannabis use and sale are legal and regulated in numerous U.S. states, individuals who are not U.S. residents and are employed or involved with U.S. licensed cannabis companies could be denied entry or face lifetime bans from the United States for their involvement with such companies. While we have no U.S. cannabis operations, confusion around this U.S. policy and our business could, at least temporarily, threaten the ability of non-U.S. citizen involved with us to enter the United States to perform work for the company.

Risks Related to Our International Operations

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

We cannot assure you that we will be able to adequately address these additional risks. If we are unable to do so, our operations may suffer.

We are subject to additional risks as a result of international operations.

We operate in Colombia, Portugal, Germany, Israel, Australia and the United States. Our operations and marketing initiatives expose us and our representatives, agents and distributors to risks inherent to operating in foreign jurisdictions that could materially adversely affect our business, financial condition and results of operations. These risks include (i) country-specific taxation policies, (ii) imposition of additional foreign governmental controls or regulations, (iii) export and import and permits, registrations and license requirements, (iv) changes in tariffs and other trade restrictions, (v) international trade barriers due to national or international policies, (vi) complexity of collecting receivables and managing cash receipts in a foreign jurisdiction and (vii) government interventions into the economy.

Additionally, operations may be affected in varying degrees by government regulations with respect to, but not limited to, restrictions on production, price controls, export controls, currency remittance, importation of product and supplies, income and other taxes, royalties, access to banking, the repatriation of profits, expropriation of property, foreign investment, maintenance of concessions, licenses, approvals and permits, environmental matters, land use, land claims of local people, water use and workplace safety.

Moreover, applicable agreements relating to business in foreign jurisdictions are governed by foreign laws and are subject to dispute resolution in the courts of, or through arbitration proceedings in, the country or region in which the parties are located, or another jurisdiction agreed upon by the parties. We cannot accurately predict whether such forum will provide an effective and efficient means of resolving disputes that may arise in the future. Even if we obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty in enforcing any award or judgment on a timely basis or at all.

Additional tax liabilities resulting from changes to tax regulations or the interpretation thereof could adversely affect our consolidated results.

Uncertainty relating to tax legislation poses a constant risk to us. Changes in legislation, regulation and jurisprudence can affect tax burdens by increasing tax rates and fees, creating new taxes, limiting deductions and exemptions, and eliminating incentives and non-taxed income. Notably, many governments in jurisdictions in which we have operations have significant fiscal deficits that may result in future tax increases. Higher taxes could negatively affect our business, financial conditions and results of operations. In addition, national or local taxing authorities may not interpret tax regulations in the same way that we do. Differing interpretations could result in future tax litigation and associated costs.

We may be subject to global or regional economic crises.

Global or regional economic crises could negatively affect investor confidence in emerging markets or the economies of the countries in which we operate. A significant decline in economic growth or a sustained economic downturn for any one of our operating jurisdictions’ major trading partners (including the EU, the United States, China and Latin American countries) could have a material adverse impact on the balance of trade and remittances, resulting in lower economic growth. Deterioration in the economic and political situation in neighboring countries, including the ongoing military conflict between Russia and Ukraine and resulting economic sanctions related thereto, could adversely affect the economy and cause instability in the regions in which we operate by disrupting their diplomatic or commercial relationships with neighboring countries. The sanctions against Russia have already begun to affect the global economy, and any future tensions, with Russia or elsewhere, may cause political and economic uncertainty, instability, market volatility, low confidence levels and higher risk aversion by investors and market participants that may negatively affect economic activity across the regions in which we operate. Such events could materially and adversely affect our business, financial condition and results of operations.

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

Colombia has in the past experienced double-digit rates of inflation. If Colombia experiences substantial inflation in the future, our costs in Colombian peso terms will increase significantly, subject to movements in applicable exchange rates. Inflationary pressures may also curtail our ability to access global financial markets in the longer term and our ability to fund planned capital expenditures, and could materially adversely affect our business, financial condition and results of operations. The Colombian government’s response to inflation or other significant macro-economic pressures may include the introduction of policies or other measures that could increase our costs, reduce operating margins and materially adversely affect our business, financial condition and results of operations. In 2022, Presidential and Congressional elections in Colombia may impact regular proceedings with regulators, which may affect, among other, timings in required certifications, permits and even quota allocations.

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

An escalation of violence, drug-related crime, or political instability may have a negative impact on the Colombian economy and on our business, financial condition and results of operations.

Our Portugal and Colombia licenses are subject to land and security restrictions.

Licenses to produce cannabis or hemp derivatives, use seeds for planting or produce high-THC cannabis or hemp are tied to an identified real property (usually by indicating its land registry number). Certain circumstances that affect the ownership of the land or the agreement for the use of the land by the licensee could therefore affect the cannabis or hemp license itself, even requiring termination of such license. In addition, the license must be amended before the competent authority with respect to any plan to use a different property in order to perform cannabis or hemp-related activities. Our cannabis and hemp licenses may require modification due to circumstances affecting the land. Additionally, our operations and facilities must comply with the security conditions established in Colombian legislation, including, among others, a security protocol with an integral security plan and risk analysis. Failure to comply with the terms of the licenses may result in termination in one or more jurisdiction, which may have a material adverse effect on our business, financial condition and results of operations.

The occurrence of certain “causes for license termination” conditions could terminate our cannabis licenses in Colombia.

We have been granted certain cannabis licenses in Colombia. Our operations depend on licenses to (i) produce, sell and export cannabis derivatives, (ii) use seeds for planting, (iii) cultivate high-THC cannabis and (iv) cultivate low-THC cannabis and hemp. Decree 811 establishes certain consequences to the breach of both obligations and prohibitions. Such consequences are “dissolving” conditions, the occurrence of which could allow the authority who granted a cannabis license to terminate it, and “corrective” measures which cause the suspension of the license, aimed at allowing the licensee to make amends where required. Engaging in any of the activities prohibited in Decree 811, failing to comply with its obligations, and the non-existence of the licensed land are dissolving conditions.

The following are prohibited under Decree 811: (i) commercialization of any cannabis product sourced from self-cultivation or unlicensed producers or unauthorized persons(ii) promotion of seeds, plants or by-products outside of the allowed promotion to be regulated; (iii) allowing minors in any license-related activity; (iv) engaging in activities related to cannabis or cannabis derivatives with 1% or more THC without or exceeding the required quotas; (v) assignment of the license; (vi) non-compliance with health-related sanitary/phyto-sanitary regulations; (vii) use the psychoactive derivatives of cannabis for purposes other than medical and/or scientific applications, and (viii) non-compliance with an order for the destruction of cannabis or cannabis derivatives made by any of the competent entities.

Decree 811 establishes 29 specific obligations which, if breached, may result in resolutory conditions or the suspension of the license, including: (i) submit timely notifications of any changes related to the conditions under which the license was granted; (ii) conduct licit business only with proven license titleholder (iii) attend regulators’ control inspections and timely correct both administrative and operational observations by the regulators; (iv) comply with the sanitary and phytosanitary regimes; (v) comply with requirements for traceability of the activity from the use of seeds for sowing to final destination of products in transactions and final disposal/destruction of material; (vi) comply with applicable regulations in environmental, foreign trade and foreign relations matters.

If we fail to carry out our obligations or engage in prohibited activities, and we are unable to cure such deficiencies, our cannabis license in Colombia could be terminated, which could have a material adverse effect on our business, financial condition and results of operations.

The identity and background of our legal representatives are important for our cannabis licenses.

Colombian legislation gives special attention to the identification and background of the legal representatives of licensees. Licensees must file a declaration of the legality of the proceeds of the legal representatives. Furthermore, the Colombian government must be notified of any appointment of a new legal representative within 30 days as of such appointment, and authorized by the corresponding ministry. Failing to provide such notice, or any declaration that a legal representative is criminally liable for drug trafficking or related crimes, after having issued a cannabis license, are dissolving conditions that may result in the termination of our license to produce cannabis derivatives, use seeds for planting or produce high- or low-THC cannabis, may have a material adverse effect on our business, financial condition and results of operations.

Increasing competition in Germany may negatively impact our business and financial condition.

Germany is becoming an increasingly competitive market, primarily due to an increase in the number of GACP certified flower and cannabis extract producing countries that are catering to German demand, and an increase in local flower production. The increasing competition in Germany could negatively impact or business and financial condition.

Risks Related to Litigation

Our failure to remain in compliance with governmental laws and regulations relating to our relationship with our employees, and the associated costs of compliance, could result in increased exposure to litigation and cause our business results to suffer.

We are subject to various laws and regulations relating to our relationship with our employees in each of the countries in which we operate, including, among others, those relating minimum wage and break requirements, health benefits, overtime, and working conditions and immigration status. These laws and regulations continually evolve and change, and compliance may be costly and time-consuming. Changes in applicable laws and regulations, or failure to comply with them could result in, among other things, increased exposure to litigation, including employee litigation, administrative enforcement actions, audits or governmental investigations or proceedings, revocation of licenses or approvals, and fines. Employment litigation, such as actions involving wage-hour, overtime, break, and working time, may divert management’s attention from operating our business and result in increased labor costs. If costs of labor increase significantly, our business, results of operations, and financial condition may be adversely affected. Further, employees who have had or who may have in the future their employment relationship terminated, or who are simply disgruntled with the direction of our strategy may decide to pursue litigation against us. These activities could damage our reputation, divert our attention from operating our business, and otherwise cause our business to suffer.

We may be subject to liability arising from any fraudulent or illegal activity by our employees, contractors and consultants.

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless, or negligent conduct that violate (i) government regulations, (ii) manufacturing standards, (iii) federal, state and provincial healthcare fraud and abuse laws and regulations, or (iv) laws that require the true, complete and accurate reporting of financial information or data. It is not always possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any actions are brought against us, including by regulators, former employees, independent contractors and consultants, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment of our operations, any of which would have an adverse effect on our business, financial condition and results from operations.

We may incur successor liabilities from SAMA.

We may be subject to certain liabilities of SAMA, including, but not limited to, with respect to contract matters, employee matters, intellectual property infringement, misappropriation, or invalidity/non-infringement claims from third parties, and some of these claims may lead to litigation. Any litigation may be expensive and time-consuming and could divert management’s attention from operating our business and negatively affect our operating results or financial condition. The outcome of any litigation cannot be guaranteed and adverse outcomes can affect us negatively.

Our sale of cannabinoids-related and nutraceutical products exposes us to significant product liability risks.

As a manufacturer and distributor of products designed to be consumed by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of our products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Any damage to our products, such as product spoilage, could expose us to potential product liability. Previously unknown adverse reactions resulting from human or veterinary consumption of our products alone or in combination with other medications or substance could occur. We may be subject to various product liability claims, including, among others, that our products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claims or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to obtain adequate insurance coverage to cover any claims we may face.

Directors’ and officers’, workers’ compensation, product liability and general commercial liability insurance, while generally available to cannabis companies, are often not available at commercially reasonable prices. There can be no assurance that we will have appropriate insurance in place sufficient to cover events that may occur, the amount of liabilities we may incur or claims to which we may become subject.

If commercially reasonable insurance coverage is unavailable or insufficient to cover any such claims, our financial resources and prospects could be adversely affected, and the inability to obtain sufficient insurance coverage on reasonable terms against potential product liability claims could prevent or inhibit commercialization of our current or future products.

Risks Related to Our Indebtedness

We currently have debt and may continue to incur debt in the future which involves risks that could negatively affect our business, results of operations, cash flows or liquidity.

We and certain of our subsidiaries entered into, and guaranteed, as applicable, the Catalina LP Convertible Note. Incurring additional indebtedness could also result in increased fixed obligations, increased interest expense and could also subject us to covenants or other restrictions that would impede our ability to manage our operations.

The issuance of our common shares in connection with the conversion of our Catalina LP Convertible Note, as amended on January 13, 2022, would cause substantial dilution, which could materially affect the trading price of our common shares and earnings per share.

To the extent the holders of the Catalina LP Convertible Note convert the Catalina LP Convertible Note into common shares or we or the holders of the Catalina LP Convertible Note redeem the Catalina LP Convertible Note for common shares, substantial amounts of our common shares will be issued. As of March 22, 2022, 727,085 common shares have been issued in connection with the Catalina LP Convertible Note. Until July 19, 2022, pursuant to the Catalina Note Amendment, Catalina may redeem the notes for common shares up to 3.1 million common shares, assuming the minimum optional redemption price of $2.208 (compared to approximately 1.1 million common shares assuming the $6.44 minimum optional redemption price included in the Original Catalina LP Convertible Note). Although we cannot predict the number of our common shares that will actually be issued in connection with any such conversions or redemptions, such issuances could result in substantial decreases to our stock price and earnings per share. Depending on the number of shares that are issued to Catalina, we may need to register the resale of additional shares with the SEC. See Note 12 to our audited consolidated financial statements for the year ended December 31, 2021 included in this Form 10-K for more information.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Catalina LP Convertible Note.

Any default under the agreements governing our indebtedness that is not waived by the required lenders thereunder could result in our inability to pay principal of and interest on the Catalina LP Convertible Note. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to make required payments on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder, together with accrued and unpaid interest, to be due and payable, and institute foreclosure proceedings against our assets; and we may seek protection under the bankruptcy code. Both (i) defaulting on another loan and (ii) instituting an action or proceeding for relief under debtor relief laws constitute Events of Default under the Catalina LP Convertible Note. If we default on the Catalina LP Convertible Note we may be required to repay all or a portion of the Note.

Risks Related to Ownership of Our Securities

An active trading market for our common shares and warrants may not be sustained, which would adversely affect the liquidity and price of our securities.

Although our common shares and warrants are traded on Nasdaq, an active trading market for our securities may not be sustained. In addition, the price of our securities has fluctuated and could continue to fluctuate significantly for various reasons, many of which are outside our control, such as our performance, large purchases or sales of our common shares, legislative changes and general economic, political or regulatory conditions. The release of our financial results may also cause our share price to vary. If an active market for our securities is not sustained, it may be difficult for you to sell our common shares and/or warrants you own or purchase without depressing the market price for our securities or to sell the securities at all. The existence of an active trading market for our securities depends to a significant extent on our ability to continue to meet Nasdaq’s listing requirements, which we may be unable to accomplish.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our common shares and warrants are listed on Nasdaq under the symbols “CLVR” and “CLVRW,” respectively. Nasdaq requires listed companies to comply with certain standards in order to remain listed on its exchange. For example, if at any time the bid price of our common shares closes below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from Nasdaq. If we receive a delisting notice, we would have 180 calendar days to regain compliance (subject to any additional 180-day compliance period that may be available to us), which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements, including conducting a reverse stock split. To the extent we are unable to resolve any listing deficiency, there is a risk that our common shares may be delisted from Nasdaq, which would adversely impact the liquidity of our common shares and potentially result in even lower bid prices for our common shares. On March 22, 2022, the closing price of our common shares was $1.30 per share.

If, for any reason, Nasdaq delists our common shares from trading on its exchange for failure to meet its listing standards, we and our shareholders could face significant material adverse consequences including:

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

Our common shares and warrants began trading on Nasdaq on December 18, 2020, in connection with the closing of the Business Combination. Our common shares have subsequently traded as high as $19.46 and as low as $0.91 through March 22, 2022, and our warrants have traded as high as $8.26 and as low as $0.15. The market price of our securities has been steadily declining over the past six months. In addition to the declining market price, the market price of our securities may be volatile, and could continue to be subject to wide fluctuations. We may continue to incur decreases in our share price in the foreseeable future that could be unrelated to our operating performance or prospects. In addition, the trading volume in our common shares and warrants may fluctuate and cause significant price variations to occur. As a result of this volatility, investors may experience losses on their investment in our securities. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market and political conditions, could further reduce the market price of our securities in spite of our operating performance. In addition, the market price for securities may be influenced by many factors, including variations in our quarterly or annual results of operations, operating results of other companies in the same industry, additions or departures of key management personnel, changes in our earnings estimates or failure to meet financial forecasts we publicly disclose or analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, including legal developments in the United States in connection with legalization of cannabis, our ability or inability to raise additional capital and the terms on which we raise it, changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry, negative media coverage, adverse announcements by us or others and developments affecting us, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, the success of competitive products or technologies, trading volume of our securities and the exercise of warrants, actions by institutional shareholders, the possible effects of war, terrorism and other hostilities, natural disasters and other adverse weather and climate conditions, changes in general conditions in the economy or the financial markets or other developments affecting the industry in which we operate, and increases in market interest rates that may lead investors in our common shares to demand a higher yield, and in response the market price of our common shares could decrease significantly.

We may issue additional common shares or other equity securities without shareholder approval, which would dilute your ownership interests and may depress the market price of our common shares.

As of March 22, 2022, we had 29,789,406 common shares, 332,961 non-voting common shares and 17,777,361 warrants to acquire common shares issued and outstanding. Subject to the requirements of the Business Corporations Act (British Columbia) (“BCA”), our Articles authorize us to issue common shares and rights relating to our common shares for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. There are 636,706 common shares reserved for issuance under the 2020 Plan, subject to adjustment in certain events and at least approximately 17 million common shares are issuable upon the conversion or redemption of the Catalina LP Convertible Note. Any common shares issued, including in connection with the conversion of our non-voting common shares or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by you.

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

Future sales, conversions, or exercises by existing security-holders or future offerings of securities by us may cause dilution to our existing shareholders and cause the market price of our securities to fall.

If we issue and sell or our existing shareholders, including our executive officers, directors, and their affiliates sell a substantial number of our common shares in the public market, our shareholders will experience dilution. In addition, sales of substantial amounts of our common shares in the public market, or the perception that such sales will occur, could adversely affect the market price of our common shares.

In addition, we may attempt to obtain financing or to further increase our capital resources by issuing additional common shares or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or preferred shares. To facilitate such financing, we have an effective shelf registration statement on file with the SEC, which includes a preliminary prospectus for an “at-the-market”, or ATM, offering (the “ATM Prospectus”). To date, we have issued and sold 2,801,997 shares pursuant to the ATM Prospectus and may issue and sell additional shares. Future acquisitions could require substantial additional capital in excess of cash from operations. We may obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.

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

Section 404 of the Sarbanes-Oxley Act requires our management to furnish a report on the effectiveness of our internal control over financial reporting. The applicable rules require us to disclose any material weaknesses in our internal control over financial reporting. As initially reported in our Annual Report on Form 10-K for the year ended December 31, 2020, management determined that we did not design and maintain an effective control environment, specifically around (a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and to allow for proper segregation of duties; (b) lack of structures, reporting lines and appropriate authorities and responsibilities to achieve financial reporting objectives; and, (c) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls.

In an effort to remediate the material weaknesses in our internal control, we hired additional accounting and finance personnel, including our Chief Financial Officer, Henry R. Hague, III, in February 2021 and plan to hire additional personnel in the future. We have also retained external consulting firms to provide additional depth and breadth in our technical accounting and financial reporting capabilities. We intend to continue this arrangement until additional permanent technical accounting resources are identified and hired. We intend to formalize our policies and procedures surrounding our financial close, financial reporting and other accounting processes. We intend to further develop and document necessary policies and procedures regarding our internal control over financial reporting. We are in the process of recruiting additional qualified accounting and finance personnel to provide needed levels of expertise in our internal accounting function. We expect to incur additional costs as we continue to remediate these control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.

We believe corrective actions and controls need to be in operation for a sufficient period for management to conclude that the control environment is operating effectively and has been adequately tested through audit procedures. The material weaknesses that were identified and initially reported in our Annual Report on Form 10-K for the year ended December 31, 2020, have not been remediated as of the date of this Form 10-K.

It is not anticipated that any dividend will be paid to holders of our common shares for the foreseeable future.

There are no current plans to pay cash dividends on our common shares. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors may consider general and economic conditions, our financial condition and operating results, our available cash, current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications on the payment of dividends by us to our shareholders and such other factors as our board of directors may deem relevant. Accordingly, we do not expect to pay any dividends on our common shares in the foreseeable future.

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

As of March 22, 2022, we had 332,961 non-voting common shares issued and outstanding which are convertible into common shares in accordance with their terms set forth in our Articles.

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

Our warrants are issued in registered form under the warrant agreement (as amended) between us and the warrant agent (the “Warrant Agreement”). The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of common shares purchasable upon exercise of a warrant.

There can be no assurance that the warrants will be in the money prior to their expiration, and they may expire worthless.

The exercise price for the outstanding warrants is $11.50 per common share, and each warrant entitles the holder to purchase one common share. On March 22, 2022 the closing price of our common shares was $1.30. The exercise period for the warrants expires five years following the closing of the Business Combination, which occurred on December 18, 2020. There can be no assurance that the warrants will be in the money prior to their expiration, and as such, the warrants may expire worthless.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the warrants worthless.

We have the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant in the case that the last reported sales price of our common shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the warrant holders. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. In addition, we may redeem your warrants after they become exercisable for a number of common shares determined based on the redemption date and the fair market value of our common shares. Any such redemption may have similar consequences to a cash redemption described above. None of the private placement warrants will be redeemable by us so long as they are held by Schultze Special Acquisition Sponsor, LLC or its permitted transferees.

As an “emerging growth company” and “smaller reporting company” we are currently not required to obtain an auditor attestation regarding our internal controls over financial reporting.

We are required to comply with the evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) with respect to internal control over financial reporting as of this annual report. Our independent registered public accounting firm, however, is not required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until our first annual report on Form 10-K following the date on which we cease to qualify as an “emerging growth company,” which may be up to five full fiscal years following the date of the first sale of common equity securities pursuant to an effective registration statement, and we cease to be “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. We will remain a “smaller reporting company” as long as, as of the last business day of our recently completed second fiscal quarter, (i) the aggregate market value of our outstanding common stock held by non-affiliates (“public float”) is less than $250 million, or (ii) we have annual revenues of less than $100 million and either no public float or public float of less than $700 million.

If such evaluation were performed, and our independent registered public accounting firm may determine that we have additional material weaknesses or significant deficiencies in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, we may fail to meet the future reporting obligations in a timely and reliable manner and our financial statements may contain material misstatements, the market price of our common shares could further decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could have a material adverse effect on the price of our securities and restrict our future access to the capital markets.

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

We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it qualifies as an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our common shares less attractive because we rely on these exemptions, which may result in a less active trading market for our common shares and the price of our common shares may be more volatile.

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

We cannot assure you that we will be able to adequately address these additional risks. If we are unable to do so, our operations may suffer.

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
This exclusive forum provision provided for in our Articles, including the exclusive U.S. federal forum provision and the exclusive British Columbia forum provision (each described in further detail below), may, as a whole, limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or shareholders, which may discourage lawsuits with respect to such claims, although our shareholders will not be deemed to have waived our compliance with U.S. federal securities laws and the rules and regulations thereunder applicable to foreign private issuers. Alternatively, if a court were to find the exclusive jurisdiction provision contained in our Articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations. The exclusive U.S. federal forum provision in our Articles requires claims arising under the Securities Act to be brought in U.S. federal court. Pursuant to the Exchange Act, U.S. federal courts have exclusive jurisdiction for claims arising under the Exchange Act. Investors cannot waive compliance with the U.S. federal securities laws and the rules and regulations thereunder. The exclusive British Columbia forum provision in our Articles would not prevent derivative shareholder actions based on claims arising under U.S. federal securities laws under the Securities Act or the Exchange Act from being raised in a U.S. federal court. The BCA restricts derivative actions brought pursuant to the BCA to the Supreme Court of the Province of British Columbia, Canada. There is uncertainty whether a U.S. court would enforce the exclusive British Columbia forum provision in our Articles.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

Clever Leaves Holdings Inc. is a corporation organized under the laws of British Columbia, Canada. The Company was formed on July 23, 2020. Our registered and records office is located at 20th Floor, 250 Howe St., Vancouver, British Columbia, V6C 3R8. Our principal executive office is located at 6501 Congress Ave, Suite 240, Boca Raton, Florida 33487, United States.

Colombia. We have 18 greenhouses which include 1.8 million square feet of cultivation space. With 6 million square feet of leased or owned land, our greenhouse cultivation can be expanded to approximately 2.5 million square feet at our existing operating site. We also have an option to acquire approximately 73 million additional square feet of agricultural land for open field cannabis production, which expires in March 2022. We also own a 40,000 square feet post-harvest facility. We own approximately 14,000 square feet and lease approximately 78,000 square feet of industrial property near Bogota. We lease a corporate office of approximately 12,500 square feet in Bogota.

Germany. We lease one property in Germany near Frankfurt with approximately 20,000 square feet of office and warehouse space, all of which has been subleased to a third party. We lease one office in the state of Hamburg.

Boca Raton, Florida. We lease an office space which serves as a corporate office.

Paris, Tennessee. We lease an office in Paris, Tennessee, which serves as the customer and sales support center for Herbal Brands.

Portugal. We own approximately 9 million square feet of agricultural and agro-industrial land and approximately 260,000 square feet of existing greenhouse facilities near Odemira. We lease a 558 square foot post-harvest facility in Setubal. We also maintain a corporate office in Lisbon.

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information

Our common shares and warrants are traded on the Nasdaq Capital Market under the symbols “CLVR” and “CLVRW,” respectively.

Holders

As of March 22, 2022, we had 162 holders of record of our common shares, one holder of record of our non-voting common shares and two holders of record of our warrants. The actual number of holders of our common shares and warrants is greater than this number of record holders, and includes holders who are beneficial owners, but whose securities are held in street name by brokers and other nominees.

Dividends

We have not paid any cash dividends on our common shares to date, and there are no current plans to pay cash dividends on our common shares. The declaration, amount and payment of any future dividends will be at the sole discretion of the Board.

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities during the year ended December 31, 2021.

Unregistered Securities Sold During Fiscal Year 2021

In connection with conversions under the and the Catalina LP Convertible Note, issued in connection with the Notes Purchase Agreement, dated July 19, 2021, between the Company and Catalina LP (the “Catalina LP Convertible Note”), during the year ended December 31, 2021, we issued 720,085 common shares. These issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption from registration based in part on representations made by the holder of the Catalina LP Convertible Note in the exchange agreements pursuant to which the common shares were issued.

Securities Authorized for Issuance under Equity Compensation Plan

For information regarding our equity-based incentive plans, please refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Form 10-K.

Item 6. [Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the “Business” section and our audited consolidated financial statements as of and for the years ended December 31, 2021, which are included elsewhere in this Form 10-K. The financial information contained herein is taken or derived from such consolidated financial statements, unless otherwise indicated. The following discussion contains forward-looking statements. Actual results could differ materially from those that are discussed in these forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-K, particularly under “Risk Factors.”
Amounts are presented in thousands of U.S. dollars, except for per share data or as otherwise noted.
Our Company
We are a multi-national operator in the botanical cannabinoid and nutraceutical industries, with operations and investments in Colombia, Portugal, Germany the United States and Canada. We are working to develop one of the industry’s leading, low-cost global business-to-business supply chains with the goal of providing high quality, pharmaceutical grade cannabis and wellness products to customers and patients at competitive prices produced in a sustainable and environmentally friendly manner. Our customers consist of retail distributors and pharmaceutical and cannabis companies.

We have invested in ecologically sustainable, large-scale, botanical cultivation and processing, as the cornerstone of our medical cannabinoid business, and we continue to develop strategic distribution channels and brands.
We currently own approximately 2.1 million square feet of greenhouse cultivation capacity across two continents and approximately 13 million square feet of agricultural land, with an option to acquire approximately 73 million additional square feet of land for cultivation expansion. In addition, our pharmaceutical-grade extraction facility is capable of processing 104,400 kilograms of dry flower per year and is expandable to over 300,000 kilograms of dry flower per year with limited additional investment.
In July 2020, we became one of a number of vertically integrated cannabis companies to receive EU GMP certifications for our Colombian operations. We believe these features of our business provide us with one of the largest licensed capacities for cannabis cultivation and cannabinoid extraction globally, while our strategically located operations allow us to produce our products at a fraction of the average cost of production incurred by our peers in Canada and the United States.
In addition to the cannabinoid business, we are also engaged in the non-cannabinoid business of formulating, manufacturing, marketing, selling, distributing, and otherwise commercializing nutraceutical and other natural remedies, and wellness products to more than 20,000 retail locations across the United States, through our wholly owned subsidiary Herbal Brands, Inc. Herbal Brands is an Arizona based GMP-compliant, FDA registered facility and national distributor of nutraceutical products. Herbal Brands’ nationwide customer base provides a platform we intend to leverage for greater potential cannabinoid distribution in the future, should U.S. federal laws change and regulations permit.
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
1.The Cannabinoid operating segment is comprised of the Company’s cultivation, extraction, manufacturing, commercialization, and distribution of cannabinoid products. This operating segment is in the early stages of commercializing cannabinoid products internationally subject to applicable international and state laws and regulations. Our customers and sales for our cannabinoid segment products are mostly outside of the U.S.
2.The Non-Cannabinoid operating segment is comprised of the brands and manufacturing assets acquired as part of our acquisition of Herbal Brands. The segment is engaged in the business of formulating, manufacturing, marketing, selling, distributing, and otherwise commercializing wellness products and nutraceuticals, excluding cannabinoid products. Our principal customers for the Herbal Brands products include specialty and health retailers, mass retailers and specialty and health stores in the United States.

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
Global medical market expansion. We believe that we are well-positioned to capitalize on expansion of global cannabis markets, as more legal medical cannabis geographies emerge. Medical cannabis is now authorized at the national or federal level in over 41 countries, and more than half of these countries have legalized or introduced significant reforms to their cannabis-use laws to broaden the scope of permitted medical uses beyond the original parameters. Over the past three years, we have established regional operations in Colombia, Portugal, Germany, the United States and Canada, and we have invested significant resources in personnel and partnerships to build the foundation for new export channels.

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
Regulatory expertise and adaptation. As more markets welcome the importation of cannabis or hemp products for commercial purposes, which requires navigating and complying with the strict and evolving cannabis regulations across the different geographies, we believe that we are well positioned to expand in these markets. We have built a global regulatory team that is experienced in developing good relationships with regulatory agencies and governments that govern and shape the cannabis industry in their respective jurisdictions. Key expertise includes complying with and securing quotas, product approvals, export permits, import permits and other geographic specific licenses.
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
The following table presents select operational and financial information of the Cannabinoid segment for the years ended December 31, 2021 and 2020:

	Year ended December 31,
Operational information:	2021	2020	Change
(In $000s, except kilogram and per gram data)
Kilograms (dry flower) harvested(a)	52,159	56,685	(4,526)	(8)%
Costs to produce (b)	$11,438	$8,027	$3,411	42%
Costs to produce per gram	$0.22	$0.14	$0.08	57%

Selected financial information:
Revenue	$3,242	$2,511	$731	29%
Kilograms sold(c)	11,131	24,035	(12,904)	(54)%
Revenue per grams sold	$0.29	$0.10	$0.19	190%

_______________
(a)Kilograms (dry flower) harvested - represents the weight of dried plants post-harvest both for sale and for research and development purposes. This operating metric is used to measure the productivity of our farms.
(b)Costs to produce - includes costs associated with cultivation, extraction, depreciation, quality assurance and supply chain related to kilograms (dry flower) harvested.
(c)Kilograms sold - represents the amount in kilograms of product sold in dry plant equivalents. Extract is converted to dry plant equivalent for purposes of this metric.

During the years ended December 31, 2021 and 2020 we sold 11,131 and 24,035 kilograms, respectively, of dry flower equivalent. For the year ended December 31, 2021 and 2020, our cannabinoid segment sales were primarily in Australia, Israel, Colombia, and Brazil. The decrease in sale of dry flower equivalent for the Cannabinoid segment was primarily due to a shift to selling more higher margin products.
We harvested 52,159 kilograms of cannabinoids in the year ended December 31, 2021, as compared to 56,685 kilograms in the year ended December 31, 2020. The decrease was primarily attributable to a decrease in our planned reduction in our production capacity at our Colombia facilities. The decrease in production capacity compared to the year ended December 31, 2020 was partially offset by an increase in our production capacity at our Portugal facilities following completion of our cultivation facility expansion in the third quarter of 2021.
Costs to produce were approximately $0.22 per gram of dry flower equivalent for the year ended December 31, 2021, as compared to $0.14 per gram of dry flower equivalent for the year ended December 31, 2020. The increase in costs to produce per gram was primarily driven by the initial higher production costs at our Portugal facility as we continued to expand production capacity. The increase in costs was party reduced by lower production costs at our facilities in Colombia and the resulting economies of scale.
Recent Developments

Licensing Requirement - Decree 811

The Colombian government passed Decree 811 in late July 2021, which replaced Decree 613. Decree 811 removed the prohibition contained in Decree 613 to export cannabis flowers. In February 2022, the Colombian government passed Regulation 227, which defines the procedures to begin cultivating cannabis for exporting the flower for medicinal use. An additional resolution defining the procedures for exporting is expected to be passed in the first half of 2022 by the Colombian government.

2024 Note Purchase Agreement and 2022 Convertible Notes Repayment

On July 19, 2021, we entered into the Note Purchase Agreement with Catalina LP in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act, the Catalina LP Convertible Note in the principal amount of $25,000. The Catalina LP Convertible Note matures three years from its issuance date, and we have the option to prepay the outstanding principal and accrued interest on the Catalina LP Convertible Note at any time at our election. Interest accrues on the Catalina LP Convertible Note at 5% per annum and is payable on a quarterly basis, either in cash or, at our option, by increasing the principal amount of the note. The Catalina LP Convertible Note is guaranteed by certain subsidiaries of the Company and secured by pledged equity interests in certain subsidiaries of the Company.

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

In connection with the issuance of the Catalina LP Convertible Note, we agreed, pursuant to a Registration Rights Agreement with Catalina LP dated as of July 19, 2021 (the “Catalina LP Registration Rights Agreement”), to register for resale with the

SEC all of the common shares issuable under the Catalina LP Convertible Note, and in any event not less than 3,881,988 common shares (which represents the number of common shares that would be issuable if the entire principal amount of the Catalina LP Convertible Note was redeemed at the minimum Optional Redemption Rate). Under the Catalina LP Registration Rights Agreement, we were required to use commercially reasonable efforts to have such registration statement declared effective by the SEC within 90 calendar days of the Catalina LP Convertible Note issuance date, and are required to keep such registration statement continuously effective until the earlier of (x) 30 days after the maturity date of the Catalina LP Convertible Note or (y) the date on which all common shares issued or issuable upon conversion of the Catalina LP Convertible Note are no longer restricted securities under Rule 144 of the Securities Act. There are no contractual transfer restrictions or lock-up arrangements on the common shares issuable upon conversion or redemption of the Catalina LP Convertible Note.

During the year ended December 31, 2021, the Company issued a total of 720,085 common shares upon debt conversion to the noteholder of $5,559 aggregate principal amount. As of December 31, 2021, the Catalina LP Convertible Note's outstanding principal balance, including interest and net of debt discount and debt issuance cost was $17,699.

On July 19, 2021, the Company fully repaid its 2022 Convertible Notes with accrued interest and cancelled the associated warrants. Under the Payout and Release Agreement, the Company paid an amount equal to the sum of 90% of the aggregate outstanding principal on the 2022 Convertible Notes, including accrued interest and certain legal fees.

The Company recorded a gain on extinguishment of debt, net of unamortized debt financing costs, for approximately $2,267, in connection with the settlement of the 2022 Convertible Notes, during the December 31, 2021.

On January 13, 2022, the Company and Catalina LP entered a First Amendments to Secured Convertible Note (the "First Amendment Agreement"), amending certain terms of the original Secured Convertible Note issued by the Company to Catalina. These amendments are temporary amendments that expire on July 19, 2022, at which time the terms of the original note apply with respect to such amendments. The First Amendment Agreement allows Catalina to elect to receive cash repayment on account of Principal if the closing price per share of the Company’s common shares on the Nasdaq Capital Market is below $2.20 (from $7.00 in the original Catalina LP Convertible Note) on any 10 of the previous 20 trading days. The terms of the Original Note will apply to redemptions or repayments after July 19, 2022, unless further amended by the parties thereto. For more information refer to note 22, Subsequent Events for more information.

Equity Distribution Agreement

On January 14, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent”). Under with the terms of the Equity Distribution Agreement, the Company may issue and sell its common shares, without par value, having an aggregate offering price of up to $50,000 from time to time through the Agent. The issuance and sale of the common shares under the Equity Distribution Agreement have been made, and any such future sales will be made, pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-262183), which includes an “at-the-market” (“ATM”) offering prospectus supplement. As of the date of filing this Form 10-K, the Company is now subject to “baby shelf” rules pursuant to Instruction I.B.6. of Form S-3. As such, the Company may not sell more than one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates, where such aggregate market value is calculated using figures from a date or dates, as the case may be, within the preceding 60-days from the date of filing this 10-K. Pursuant this baby shelf cap, we may not offer to or sell equity securities for more than one-third of our public float, which, as of the date of this filing, limits the aggregate offering price pursuant to the ATM to approximately $18,000, but may increase if our public float increases.

Subject to terms of the Equity Distribution Agreement, the Agent is not required to sell any specific number or dollar amount of common shares but has agreed to act as the Company’s sales agent, using commercially reasonable efforts to sell on the Company’s behalf all of the common shares requested by the Company to be sold, consistent with the Agent’s normal trading and sales practices, on terms mutually agreed between the Agent and the Company. The Agent is entitled to compensation under the terms of the Equity Distribution Agreement at a fixed commission rate not to exceed 3.0% of the gross proceeds from each issuance and sale of common shares. As of March 22, 2022, the Company has issued and sold 2,801,997 shares pursuant to the ATM offering, for aggregate net proceeds of $3,316 and may issue and sell additional shares, subject to the limitations described above.

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

Cost of Sales — in our Cannabinoid segment, cost of sales is primarily composed of pre-harvest, post-harvest and shipment and fulfillment costs. Pre-harvest costs include labor and direct materials to grow cannabis, which includes water, electricity, nutrients, integrated pest management, growing supplies and allocated overhead. Post-harvest costs include costs associated with drying, trimming, blending, extraction, purification, quality testing and allocated overhead. Shipment and fulfillment costs include the costs of packaging, labelling, courier services and allocated overhead. Total cost of sales also includes cost of sales associated with accessories and inventory adjustments. In our Non-Cannabinoid segment, cost of sales primarily includes raw materials, labor, and attributable overhead, as well as packaging labelling and fulfillment costs.
Operating Expenses — We classify our operating expenses as general and administrative, sales and marketing, and research and development expenses.
•General and administrative expenses include salary and benefit expenses for certain employees, including share-based compensation, costs of legal expenses, professional services, general liability insurance, rent and other office and general expenses.
•Sales and marketing expenses consist primarily of services engaged in marketing and promotion of our products and costs associated with initiatives and development programs and salary and benefit expenses for certain employees.
•Research and development expenses primarily consist of salary and benefit expenses for employees engaged in research and development activities, as well as other general costs associated with R&D activities.

Results of Operations

Year Ended December 31, 2021 compared to year ended December 31, 2020

Consolidated Statements of Net Loss Data
(in thousands of U.S. dollars)

	Year ended December 31,
	2021	2020

Revenue	$15,374	$12,117
Cost of sales:
Cost of sales, before inventory write-down	(5,585)	(4,305)
Inventory write-down	(2,980)	(399)
Total cost of sales	(8,565)	(4,704)
Gross profit	6,809	7,413
General and administrative expenses	38,398	28,819
Sales and marketing expenses	3,796	2,577
Research and development	1,546	1,009
Goodwill impairment	18,508	1,682
Depreciation and amortization expenses	1,768	1,854
Total expenses	64,016	35,941
Loss from operations	(57,207)	(28,528)
Interest expense, net	6,818	4,455
Gain on remeasurement of warrant liability	(16,856)	(10,780)
Loss on investments	—	464
(Gain) loss on debt extinguishment, net	(3,262)	2,360
Loss on fair value of derivative instrument	—	657
Foreign exchange loss	1,276	491
Other income, net	(502)	(284)
Total other income, net	(12,526)	(2,637)
Loss before income taxes and equity investment loss	(44,681)	(25,891)
Deferred income tax expense	950	—
Equity investment and securities loss	95	4
Net loss	$(45,726)	$(25,895)

Revenue by Channel
(in thousands of U.S. dollars)
The following table provides our revenues by channel for the years ended December 31, 2021 and 2020.

	Year ended December 31,
	2021	2020
Mass retail	$8,070	$6,879
Distributors	5,835	4,036
Specialty, health and other retail	945	689
E-commerce	524	513
Total	$15,374	$12,117

Revenue
Revenue increased to $15,374 for the year ended December 31, 2021 from $12,117 for the year ended December 31, 2020. The increase was driven by increased sales in both our Non-Cannabinoid and Cannabinoid segments. The increased sales in our Non-Cannabinoid segment were primarily driven by stronger demand from specialty distributors combined with less stringent COVID-19 restrictions compared to the prior period, during which we saw a decline in sales due to closure of store fronts and a reduction in foot traffic for our retail partners. The increase in our Cannabinoid segment sales was primarily driven by our continued expansion of sales activity.
Cost of sales
Cost of sales, before inventory write-down increased to $5,585 for the year ended December 31, 2021 as compared to $4,305 for the year ended December 31, 2020. The increase was due to costs associated with increased sales from both the Non-Cannabinoid and Cannabinoid segments during the twelve months ended December 31, 2021 compared to the prior year.
Inventory write-down. During the years ended December 31, 2021 and 2020, we recognized inventory write-down of $2,980 and $399, respectively, to cost of sales for inventory, primarily related to aged, obsolete or unsaleable inventories.
Operating expenses
(in thousands of U.S. dollars)

	Year ended December 31,
	2021	2020		Change
General and administrative	$38,398	$28,819		$9,579	33%
Sales and marketing	3,796	2,577		1,219	47%
Research and development	1,546	1,009	(a)	537	53%
Goodwill impairment	18,508	1,682		16,826	N/M
Depreciation and amortization	1,768	1,854		(86)	(5)%
Total operating expenses	$64,016	$35,941
(as a percentage of revenue)
General and administrative	250%	238%
Sales and marketing	25%	21%
Research and development	10%	8%
Goodwill impairment	120%	14%
Depreciation and amortization	11%	15%
Total operating expenses	416%	297%
N/M: Not a meaningful percentage
(a) The Company reclassified $1,009 research and development expenses, reported in previous period in general and development expense and depreciation and amortization, to conform to the current period presentation.
General and administrative. General and administrative expenses increased to $38,398 for the year ended December 31, 2021 from $28,819 for the year ended December 31, 2020, primarily due to the increase in share-based compensation, increased legal fees, and insurance costs related to being a public company, partially offset by our cost-cutting measures.
Sales and marketing. Sales and marketing expenses increased to $3,796 for the year ended December 31, 2021 from $2,577 for the year ended December 31, 2020. The increase in spending was due to the launch of cannabinoid products and the launch of the Project Change Lives campaign we had initiated in the United States during the twelve months ended December 31, 2021 combined with easing of cost control measures in 2020 to address the impact from the COVID-19 pandemic.
Research and development. Research and development expenses increased to $1,546 for the year ended December 31, 2021 from $1,009 for the year ended December 31, 2020. The increase is primarily due to research and development activities related to our cannabinoid products development.

Goodwill impairment. During the years ended December 31, 2021 and 2020, we recognized goodwill impairment charges of $18,508 and $1,682, respectively. The goodwill impairment charge of $18,508 for the year ended December 31, 2021 was related to the Eagle Canada Acquisition and operating segments, as compared to the impairment charge of $1,682 related to our Herbal Brands business in the prior year. For more information, see Note 9 and Note 10 to our audited consolidated financial statements for the year ended December 31, 2021 included in this Form 10-K.
Depreciation and amortization. Depreciation and amortization expenses decreased slightly to $1,768 for the year ended December 31, 2021 from $1,854 for the year ended December 31, 2020. The decrease is mainly attributable to the lower amortization cost recognized during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease in amortization cost recognized was due to the acceleration of the period over which the useful life of the GNC intangible asset was amortized in 2020 and 2021, which was fully amortized as of June 30, 2021.
Non-operating income and expenses
(in thousands of U.S. dollars)

	Year Ended December 31,
	2021	2020	Change

Interest expense, net	$6,818	$4,455	$2,363	53%
Gain on remeasurement of warrant liability	(16,856)	(10,780)	(6,076)	56%
Loss on other investments	—	464	(464)	(100)%
(Gain) loss on debt extinguishment, net	(3,262)	2,360	(5,622)	(238)%
Loss on fair value of derivative instrument	—	657	(657)	(100)%
Foreign exchange loss	1,276	491	785	160%
Other income, net	(502)	(284)	(218)	77%
Total	$(12,526)	$(2,637)	$(9,889)	N/M
N/M: Not a meaningful percentage
Interest expense, net. Interest expense, net for the year ended December 31, 2021 was $6,818 as compared to $4,455 for the year ended December 31, 2020. The increase was primarily due to the expense recognized related to the debt issuance costs in connection with the 2022 Convertible Notes and the debt discount costs in connection with the beneficial conversion factor related to the 2024 Convertible Note. For additional details, see Note 12 to our audited consolidated financial statements for the year ended December 31, 2021 included in this Form 10-K.
Gain on remeasurement of warrant liability. Gains on remeasurement for the years ended December 31, 2021 and 2020 were $16,856 and $10,780, respectively. The gains for both periods are directly attributable to remeasurement of the warrant liability at December 31, 2021 and December 31, 2020 due to the decline in the underlying value related to the private warrants. For more information refer to Note 13 to our audited consolidated financial statements for the year ended December 31, 2021 included in this Form 10-K.
Loss on investments. There was no loss or gain on investment for the year ended December 31, 2021 as compared to a loss of $464 for the year ended December 31, 2020. The loss on investments in the year ended December 31, 2020 was primarily related to the decline in the carrying value of our investments in Lift & Co. and Cansativa.
(Gain) loss on debt extinguishment, net. The Company recognized a net gain on debt extinguishment of $3,262 for the year ended December 31, 2021 as compared to recognizing a net loss on debt extinguishment of $2,360 for the year ended December 31, 2020. The gain on debt extinguishment during the twelve months ended December 31, 2021 was primarily due to the extinguishment of debt in connection with the settlement of the 2022 Convertible Notes. The loss on debt extinguishment during the twelve months ended December 31, 2020 was primarily related to the conversion of the Series E Convertible Debentures and the September 2023 Convertible Debentures at the closing of the Business Combination. For additional details, see Note 12 to our audited consolidated financial statements for the year ended December 31, 2021 included in this Form 10-K.
Loss on fair value of derivative instrument. There was no loss on fair value of derivative instrument during the year ended December 31, 2021. During the year ended December 31, 2020, we experienced a loss of $657 primarily due to the conversion of the September 2023 Convertible Debentures.

Foreign exchange loss. The impact of foreign exchange for the year ended December 31, 2021 was a loss of $1,276 compared to a loss of $491 for the year ended December 31, 2020. The increased foreign exchange losses for the year ended December 31, 2021 were primarily driven by the exchange rate fluctuations between the Euro and the U.S. Dollar.
Other income, net. Other income, net includes costs not individually material to our consolidated financial statements.
Operating Results by Business Segment
Our management evaluates segment profit/loss for each of our reportable segments. We define segment profit/loss as income from continuing operations before interest, taxes, depreciation, amortization, share-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 17 to our audited consolidated financial statements for the year ended December 31, 2021 included in this Form 10-K.
Revenue by segment
(in thousands of U.S. dollars)

	Year ended December 31,
	2021	2020
Segment Revenue:
Cannabinoid	$3,242	$2,511
Non-Cannabinoid	12,132	9,606
Total Revenue	$15,374	$12,117

Cannabinoid. Cannabinoid revenue increased to $3,242 for the year ended December 31, 2021, from $2,511 for the year ended December 31, 2020, driven primarily by key customer contracts maturing and transitioning from a preparation to revenue generating phase.
Non-Cannabinoid. Revenue for the year ended December 31, 2021 increased to $12,132 from $9,606 for the year ended December 31, 2020 driven primarily by stronger demand from specialty distributors combined with recovery of demand from COVID-19 that resulted in the closure of store fronts or reduction in foot traffic for our retail partners in the prior period and increased sales efforts in various revenue channels.

Segment Profit/(Loss)
(in thousands of U.S. dollars)

	Year ended December 31,		Change
	2021	2020	$	%
Segment Profit/(Loss):
Cannabinoid	$(16,915)	$(18,798)	1,883	(10)%
Non-Cannabinoid	2,631	1,863	768	41%
Total Segment Loss (a)	$(14,284)	$(16,935)	2,651	(16)%
(a) For a reconciliation of segment profit/(loss) to loss before income taxes see Note 17 to our audited consolidated financial statements for the year ended December 31, 2021 included in this Form 10-K.
Cannabinoid — Cannabinoid segment loss decreased to $16,915 for the year ended December 31, 2021 from $18,798 for the year ended December 31, 2020 primarily due to cost control measures we implemented in 2020, as well as increased sales of cannabinoid products. The decrease was partly offset by costs incurred relating to the expansion of our operations in Portugal.
Non-Cannabinoid — Non-Cannabinoid segment profit increased to $2,631 for the year ended December 31, 2021 compared to $1,863 the year ended December 31, 2020. The increase was primarily attributable to cost control measures we implemented during 2020, as well as increased sales of Non-Cannabinoid products.

Liquidity and Capital Resources

The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented:
(in thousands of U.S. dollars)

	Year ended December 31,
	2021	2020
Net cash used in operating activities	$(36,233)	$(21,961)
Net cash used in investing activities	(7,280)	(3,665)
Net cash provided by financing activities	1,834	91,838
Effect of foreign currency translation on cash and cash equivalents	(82)	50
Cash, cash equivalents, and restricted cash beginning of period	79,460	13,198
Cash, cash equivalents, and restricted cash end of period	37,699	79,460
(Decrease) increase in cash and cash equivalents	$(41,761)	$66,262
Cash flows used in operating activities
The increase in net cash used in operating activities during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to changes in operating assets and liabilities. This change primarily consisted of increases in inventory, prepaid expense and other receivables, general and administrative expenses and sales and marketing expenses.
Cash flows from investing activities
The increase in net cash used in investing activities during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily related to higher capital expenditures in Portugal.

Cash flows from financing activities
The decrease in net cash provided by financing activities during the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to the higher cash inflows from net, debt and equity financing during the twelve months ended December 31, 2020. During the year ended December 31, 2020, we had financing activities related primarily to the Business Combination and the Series E Financing, whereas during the twelve months ended December 31, 2021, we had the funds raised through the issuance of the Catalina LP Convertible Note offset by the repayment of the 2022 Notes. For more information see Note 8 to our audited consolidated financial statements for the year ended December 31, 2021 included in this Form 10-K.
Sources of Liquidity
We have historically financed our operations through the issuance of shares, the issuance of convertible debt and our cash from operations. In connection with the closing of the Business Combination, we received approximately $73,509 of net proceeds (refer to Note 8 to the audited consolidated financial statements included within this Form 10-K). As of December 31, 2021, and December 31, 2020, we had cash and cash equivalents (excluding restricted cash) of $37,226 and $79,107, respectively, which were held for working capital and general corporate purposes. This represents an overall decrease of $41,881. Our outstanding warrants entitle the holder to receive one common share for each warrant, at an exercise price of $11.50 per warrant. During the year ended December 31, 2021 we received $1,410 from the exercise of warrants. As of March 22, 2022, we have 17,840,951 warrants outstanding.

Subsequent to December 31, 2021, we entered into the Equity Distribution Agreement and filed the related shelf registration statement on Form S-3 (as described above under the caption “Equity Distribution Agreement”), which we believe will provide an ongoing source of liquidity. Due to our current public float and applicable SEC rules and regulations, our ability to raise capital pursuant to this shelf registration statement may be limited. See Note 22 to our audited consolidated financial statements for the year ended December 31, 2021 included in this Form 10-K for more information.
We have had operating losses and negative cash flows from operations since inception and expect to continue to incur net losses for the foreseeable future until such time, if ever, that we can generate significant revenue from the sale of our available inventories. We anticipate that we will continue to incur losses from operations due to pre-commercialization activities, marketing and manufacturing activities, and general and administrative expenses to support operations. On July 19, 2021, we entered into a Note Purchase Agreement and issued a secured convertible note in the principal amount of $25,000. See Note 12 to our audited consolidated financial statements for the year ended December 31, 2021 included in this Form 10-K for more information.

We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. While we have been successful in raising financing in the past, there can be no assurances that additional financing will be available when needed on acceptable terms, or at all. The continued spread of COVID-19 and uncertain market and regulatory conditions may further limit our ability to access capital. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, and suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, financial condition, and prospects.
Uses of Liquidity
Our primary need for liquidity is to fund working capital requirements, capital expenditures, debt service obligations and for general corporate purposes. Our ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors. Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will continue to be in operation for the foreseeable future and, accordingly, will be able to realize our assets and discharge our liabilities in the normal course of operations as they come due.

We manage our liquidity risk by preparing budgets and cash forecasts to ensure we have sufficient funds to meet obligations. In managing working capital, we may limit the amount of our cash needs by selling inventory at wholesale rates, pursuing additional financing sources, and managing the timing of capital expenditures.
However, at December 31, 2021, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the consolidated financial statements were issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to execute its operating plans through 2023 and beyond depends on its ability to obtain additional funding through equity offerings, debt financing, or other forms of financing to meet planned growth requirements and to fund future operations, which may not be available on acceptable terms, or at all.

Debt

Total debt outstanding as of December 31, 2021 and 2020 was $25,095 and $33,843, respectively. The debt outstanding as of December 31, 2021 is comprised of the remaining balance of the 2024 Convertible Note of $17,699, net of debt issuance cost, that was issued in July 2021, the $5,230 Herbal Brands loan (as defined below) that was issued to finance the Herbal Brands acquisition in April 2019, and the remaining debt of $2,166 from other borrowings. Other borrowing consists of the debt related to the Portugal Line of Credit and Colombia working capital loan. For more information, refer to Note 12 to the audited consolidated financial statements included within this Form 10-K. On July 19, 2021, we repaid the holders of the 2022 Convertible Notes and the 2022 Convertible Notes were discharged.

The debt outstanding as of December 31, 2020 was primarily related to the 2022 Convertible Notes issued in March 2019 and the Herbal Brands Loan.
Portugal Debt

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed €1,000 ($1,213) (the "Portugal Debt"), from a local lender, (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Debt requires interest payments quarterly at a rate of Euribor plus 3.0 percentage points. Principal will be repaid in quarterly installments of approximately €63 with the first installment having been paid on February 28, 2022. As of December 31, 2021, the full amount borrowed was outstanding under the Portugal Debt.
Colombia Debt

During 2021, Ecomedics S.A.S. entered into loan agreements with multiple local lenders (collectively, the "Colombia Debt"), under which the Company borrowed approximately COP$5,015,800 ($1,222) of mainly working capital loans. The working capital loans are secured by mortgage of our farmland in Colombia as collateral. These loans bear interest at a range of 12.20% to 12.25% per annum denominated in Colombian pesos. The first payment of the principal and interest will be repaid six months after receiving the loan. After the first payment, the principal and interest will be repaid semi-annually. As of December 31, 2021, the outstanding principal balance was COP$4,592,095 ($1,153).

Herbal Brands Debt

In April 2019, to facilitate the financing of the Herbal Brands acquisition, Herbal Brands entered into the Herbal Brands Loan (the “Herbal Brands Loan”) with, and issued warrants to, a third-party lender, Rock Cliff Capital LLC (“Lender”).
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

Following the closing of the Business Combination and pursuant to the terms, the holder of the Rock Cliff Warrants can purchase 63,597 of our common shares at a strike price of $26.73 per share.
Convertible Notes
In March 2019, as part of the Series D financing, Clever Leaves issued $27,750 aggregate principal amount of secured convertible notes (the “2022 Convertible Notes”) with a maturity date of March 30, 2022 (the “2022 Maturity Date”). The 2022 Convertible Notes initially had an interest of 8% per annum, payable quarterly in cash in arrears. The 2022 Convertible Notes were guaranteed by certain subsidiaries of Clever Leaves and were secured by pledged equity interests in certain subsidiaries. In March 2020 and June 2020, Clever Leaves and the noteholders amended the terms of the 2022 Convertible Notes, to increase the interest rate to 10% from January 1, 2020 and provided that such interest is to be paid in-kind on the 2022 Maturity Date.

On July 19, 2021, Clever Leaves prepaid the holders of the 2022 Convertible Notes and the 2022 Convertible Notes were discharged. The aggregate amount repaid by the Company was $25,115 representing the sum of (1) 90% of the aggregate outstanding principal amount owing under the 2022 Convertible Notes; (2) all accrued interest through July 19, 2021 and (3) certain legal fees.

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

Subsequently, in July 2021, Series D convertible notes with accrued interest were settled and the related warrants were cancelled. For more information, refer to Note 13 to the audited consolidated financial statements included within this Form 10-K.

On July 19, 2021, the Company entered into a Note Purchase Agreement with Catalina LP (the "Note Purchase Agreement") and issued a secured convertible note (the "Convertible Note") to Catalina LP (“SunStream”), an affiliate of SunStream Bancorp Inc., a joint venture initiative sponsored by Sundial Growers Inc. (Nasdaq: SNDL), pursuant to the Note Purchase Agreement in the principal amount of $25,000. The Convertible Note matures three years from the date of issuance and accrues interest from the date of issuance at the rate of 5% per annum. Interest on the Convertible Note is payable on a quarterly basis, either in cash or by increasing the principal amount of the Convertible Note, at the Company's election. The Company may, in its sole discretion, prepay any portion of the outstanding principal and accrued and unpaid interest on the Convertible Note at any time prior to the maturity date. For more information, refer to Note 12 to the audited consolidated financial statements included within this Form 10-K.
Contingencies
In the normal course of business, we receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, as of December 31, 2021 any potential liabilities resulting from claims we have received would not have a material adverse effect on our consolidated financial statements.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on our historical experience, known trends and events, and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included in this Form 10-K, we believe that the following accounting policies are the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Share-Based Payments

We measure all stock option awards granted to employees, non-employee directors and consultants based on the fair value on the date of grant and recognize compensation expense over the requisite estimated service period which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service-only conditions. We account for forfeitures as they occur.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model and restricted stock units, with a performance vesting condition based on risk-neutral Monte-Carlo model which requires assumptions regarding the expected volatility of our stock, the expected life of the options, an expectation regarding future dividends on our common shares, estimation of an appropriate risk-free interest rate and expected term. The assumptions used in our option-pricing model are as follows:

Expected Term. Due to the historical lack of a public market for the trading of our common shares and the lack of sufficient company-specific historical data, the expected term of employee options is calculated considering the weighted average mid-point of the vesting and expiry dates, compared to the grant date.

Expected Volatility. The expected volatility is based on our historical volatilities and that of similar entities within our industry for periods commensurate with the expected term assumption.

Risk-Free Interest Rate. The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.

Expected Dividends. The expected dividend yield is 0% because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend on our common shares.

While assumptions used to calculate and account for share-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgement. As a result, if revisions are made to our underlying assumptions and estimates, our share-based compensation expense could vary significantly from period to period.

Impairment calculation

We test goodwill and intangible assets for impairment annually in 4th quarter or whenever there are any impairment indicators that may negatively impact the carrying value. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including assumptions about revenue projections, regulations, operating margins, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods and discount rates. Underperformance to the financial projections used in the impairment analysis could negatively impact the fair value of our reporting units. Additionally, the passage of time, and the availability of additional information, regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future.

For our intangible assets related to the Cannabinoid segment, our estimated revenue projections reflect that Decree 811 that was followed by the passing of the Regulation 227 in February 2022 is expected to be further resolved to allow us to export cannabis flower from Colombia from 2023. If further regulation around the cannabis flower export does not pass and the Company is not able to export dried flower from Colombia, our intangible assets related to the Cannabinoid section may be impaired. As of December 31, 2021, we completed our annual impairment tests for goodwill and recorded $18,508 non-cash goodwill impairment charge and no impairment was recognized related to the carrying value of any of the Company’s intangible assets as a result of the annual impairment testing.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and notes thereto and the reports of the independent registered public accounting firm are filed as part of this Report and incorporated herein by reference.

Tel: 604 688 542 Fax: 604 688 513 www.bdo.ca	BDO Canada LLP Suite 1100 1055 West Georgia Street Vancouver BC V6E 3P3 Canada

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Clever Leaves Holdings Inc.
Boca Raton, Florida
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of Clever Leaves Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, had an accumulated deficit as of December 31, 2021, as well as operating losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time that it can generate significant revenues from the sale of its available inventories. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

We have served as the Company's auditor since 2018.

/s/ BDO Canada LLP

Vancouver, Canada
March 24, 2022
BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.
BDO is the brand name for the BDO network and for each of the BDO Member Firms.

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Financial Position
(Amounts in thousands of U.S. Dollars, except share and per share data)

	Note	December 31, 2021	December 31, 2020
Assets
Current:
Cash and cash equivalents		$37,226	$79,107
Restricted cash		473	353
Accounts receivable, net		2,222	1,676
Prepaids, advances and other	6	2,668	3,174
Other receivables		2,396	1,306
Inventories, net	5	15,408	10,190
Total current assets		60,393	95,806

Investment – Cansativa	7	1,458	1,553
Property, plant and equipment, net of accumulated depreciation of $5,702 and $3,356 for the years ended December 31, 2021 and 2020, respectively	11	30,932	25,680
Intangible assets, net	9	23,117	24,279
Goodwill	10	—	18,508
Other non-current assets		260	52
Total Assets		$116,160	$165,878

Liabilities
Current:
Accounts payable		$3,981	$4,429
Accrued expense and other current liabilities		2,898	4,865
Convertible note due 2024, current portion	12	16,559	—
Loans and borrowings, current portion	12	949	880
Warrant liability	13	2,205	19,061
Deferred revenue		653	870
Total current liabilities		27,245	30,105
Convertible note due 2024	12	1,140	—
Convertible notes due 2022	12	—	27,142
Loans and borrowings	12	6,447	5,821
Deferred revenue		1,548	1,167
Deferred tax liabilities		6,650	5,700
Other long-term liabilities		360	693
Total Liabilities		$43,390	$70,628
Contingencies and commitments	20
Shareholders’ equity
Preferred shares, without par value, unlimited shares authorized, nil shares issued and outstanding for each of December 31, 2021 and 2020	13	—	—
Common shares, without par value, unlimited shares authorized: 26,605,797 and 24,883,024 shares issued and outstanding as of December 31, 2021 and 2020, respectively	13	—	—
Additional paid-in capital		187,510	164,264
Accumulated deficit		(114,740)	(69,014)
Total shareholders' equity		72,770	95,250
Total liabilities and shareholders' equity		$116,160	$165,878

See accompanying notes to the consolidated financial statements

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands of U.S. Dollars, except share and per share data)

		For the year ended
	Note	December 31, 2021	December 31, 2020

Revenue	17	$15,374	$12,117
Cost of sales:
Cost of sales, before inventory write-down		(5,585)	(4,305)
Inventory write-down	5	(2,980)	(399)
Total cost of sales		(8,565)	(4,704)
Gross profit		6,809	7,413

Expenses
General and administrative	14	38,398	28,819
Sales and marketing		3,796	2,577
Research and development		1,546	1,009	(a)
Goodwill impairment	10	18,508	1,682
Depreciation and amortization	9, 11	1,768	1,854
Total expenses		64,016	35,941

Loss from operations		(57,207)	(28,528)

Other Expense (Income), net
Interest and amortization of debt issuance cost		6,818	4,455
Gain on remeasurement of warrant liability	13	(16,856)	(10,780)
Loss on investments	7	—	464
(Gain) loss on debt extinguishment, net	12	(3,262)	2,360
Loss on fair value of derivative instrument		—	657
Foreign exchange loss		1,276	491
Other income, net		(502)	(284)
Total other income, net		(12,526)	(2,637)

Loss before income taxes and equity investment loss		(44,681)	(25,891)
Deferred income tax expense	18	950	—
Equity investment share of loss	7	95	4
Net loss		$(45,726)	$(25,895)
Net loss per share - basic and diluted	19	$(1.78)	$(3.34)
Weighted-average common shares outstanding - basic and diluted		25,690,096	10,815,580
(a) The Company reclassified $1,009 research and development expenses, reported in previous period in general and development expense, to conform to the current period presentation.
See accompanying notes to the consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands of U.S. Dollars, except share and per share data)

	Note	Common Shares		Additional Paid-in Capital	Retained Deficit	Accumulated Deficit Other Comprehensive Income	Total Shareholders’ Equity
		Shares	$
Balance at December 31, 2019		8,304,030	$—	$77,431	$(31,933)	$4,695	$50,193
Net loss		—	—		(25,895)	—	(25,895)
Stock issuance		2,574,374	—	18,087	—	—	18,087
Share-based compensation expense		—	—	1,652	—	—	1,652
Share repurchase		(233,788)	—	(6,250)	—	—	(6,250)
Stock option exercise		88,707	—	20	—	—	20
Issuance of common shares upon vesting of RSUs		2,989	—	—	—	—	—
Share exchange, net		717,085	—		—	—	—
Conversion of Convertible Debentures		984,567	—	9,850	—	—	9,850
Common shares issued for exercise of warrants		300,000	—	3	—	—	3
Conversion of the redeemable non-controlling interest		1,562,339	—	4,695	—	(4,695)	—
Business combination and PIPE financing		10,582,721	—	47,794	—	—	47,794
Accretion of Class D preferred shares to liquidation preference on automatic conversion		—	—	10,219	(10,219)	—	—
Reclassification and other		—	—	763	(967)	$—	(204)
Balance at December 31, 2020		24,883,024	$—	$164,264	$(69,014)	$—	$95,250
Net Loss		—	—	—	(45,726)	—	(45,726)
Founders earnout shares vested	13	570,212	—	—	—	—	—
Issuance of common shares upon vesting of RSUs		268,895	—	—	—	—	—
Exercise of warrants	13	122,639	—	1,410	—	—	1,410
Stock option exercise		40,942	—	10	—	—	10
Share-based compensation expense	15	—	—	11,451	—	—	11,451
Beneficial conversion feature of Convertible Note	12	—	—	4,748	—	—	4,748
Conversions of Convertible Note to common shares	12	720,085		6,047	—	—	6,047
Reclassification and other		—	—	(420)	—	—	(420)
Balance at December 31, 2021		26,605,797	$—	$187,510	$(114,740)	$—	$72,770

See accompanying notes to the consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Cash Flows
(Amounts in thousands of U.S. Dollars)

		For the year ended
		December 31, 2021	December 31, 2020
Cash Flow from Operating Activities	Notes
Net loss		$(45,726)	$(25,895)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	9, 11	3,508	3,590
Amortization of debt discount and debt issuance cost		4,227	426	(b)
Inventory write-down	5	2,980	399
Fixed Asset write-off		228	—
Gain on remeasurement of warrant liability	13	(16,856)	(10,780)
Deferred tax	18	950	—
Foreign exchange loss		1,276	491
Share-based compensation expense	15	11,451	1,652
Goodwill impairment	10	18,508	1,682
Loss on investment		—	319
Loss on equity method investment, net	7	95	148
(Gain) loss on debt extinguishment, net	12	(3,262)	2,360
Loss on derivative instruments		—	657
Other non-cash expense, net		697	3,426	(b)
Changes in operating assets and liabilities:
(Increase) in accounts receivable		(546)	(1,150)
Decrease in prepaid expenses	6	506	118
(Increase) in other receivables and other non-current assets		(1,298)	(230)
(Increase) in inventory	5	(8,198)	(5,173)
(Decrease) increase in accounts payable and other current liabilities		(4,197)	3,198
(Decrease) increase in accrued and other non-current liabilities		(576)	2,801
Net cash used in operating activities		$(36,233)	$(21,961)

Cash Flow from Investing Activities
Purchase of property, plant and equipment		(7,280)	(3,665)
Net cash used in investing activities		$(7,280)	$(3,665)

Cash Flow from Financing Activities
Proceeds from issuance of long-term debt	12	25,000	9,737
Repayment of debt	12	(26,538)	(4,191)
Other borrowings		2,917	992
Proceeds from issuance of shares, net of issuance costs		—	18,021
Purchase and cancellation of shares		—	(6,250)
Proceeds from exercise of warrants		1,410	—
Deferred debt issuance costs		(965)	—
Stock option exercise	15	$10	$20
Business Combination and PIPE financing, net of costs paid		$—	$73,509
Net cash provided by financing activities		$1,834	$91,838
Effect of exchange rate changes on cash, cash equivalents & restricted cash		(82)	50
(Decrease)/ increase in cash, cash equivalents & restricted cash (a)		$(41,761)	$66,262
Cash, cash equivalents & restricted cash, beginning of period (a)		79,460	13,198
Cash, cash equivalents & restricted cash, end of period (a)		$37,699	$79,460

Supplemental schedule of cash flow information:
Cash paid for interest		$492	$603
Supplemental disclosures for non-cash activity:
Conversions of debt to common shares	12	$6,047	—
Conversion of Convertible Debentures	12	$—	9,850
Non-cash exchange of redeemable non-controlling interest	8	$—	4,695
Non-cash paid-in-kind-interest	8	$697	2,881
Unpaid property, plant and equipment		$546	—
(a) These amounts include restricted cash of $473 and $353 as of December 31, 2021 and December 31, 2020, respectively, which are comprised primarily of cash on deposits for certain lease arrangements.
(b) The Company reclassified $426 debt issuance amortization, reported in previous period in other-noncash expense, net to debt issuance amortization, to conform to the current period presentation.
See accompanying notes to the consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

1. CORPORATE INFORMATION

Clever Leaves Holdings Inc., (the “Company”) is a multi-national U.S. based holding company focused on cannabinoids. In addition to the cannabinoid business, the Company is also engaged in the non-cannabinoid business of nutraceutical and other natural remedies and wellness products. The Company is incorporated under the Business Corporations Act of British Columbia, Canada.

The mailing address of the Company's principal executive office is 6501 Congress Avenue, Suite 240, Boca Raton, FL 33487.

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

In accordance with applicable guidance, the equity structure has been restated in all comparative periods to reflect the number of shares of the Company's common shares, issued to Clever Leaves’ shareholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Clever Leaves’ convertible preferred shares and Clever Leaves’ common shares prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of 0.3288 shares (the "Exchange Rate") established in the Business Combination Agreement. Activity within the statement of shareholders' equity for the issuances and repurchases of Clever Leaves’ convertible preferred shares were also retroactively converted to Clever Leaves’ common shares. See Note 13 for more information.
2. BASIS OF PRESENTATION
The Company's consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, and include the accounts of the Company and its wholly owned subsidiaries. The financial statements of the subsidiaries are prepared for the same reporting period as the parent company. All intercompany transactions, balances, unrealized gains and losses resulting from intra-group transactions, have been eliminated.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Going Concern
These consolidated financial statements have been prepared in accordance with U.S. GAAP which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of December 31, 2021, as well as operating losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time that it can generate significant revenues from the sale of its available inventories.
At December 31, 2021, the Company had cash and cash equivalents of $37,699. As of December 31, 2021, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the consolidated financial statements were issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to execute its operating plans through 2023 and beyond depends on its ability to obtain additional funding through equity offerings, debt financing, or other forms of financing to meet planned growth requirements and to fund future operations, which may not be available on acceptable terms, or at all.
Impact of COVID-19 Pandemic

The Company expects its operations to continue to be affected by the ongoing outbreak of the 2019 coronavirus disease (“COVID-19”), which was declared a pandemic by the WHO in March 2020. The spread of COVID-19 has severely impacted many economies around the globe. In many countries, including those where the Company operates, businesses have been forced to cease or limit operations for long or indefinite periods of time. Measures taken to contain the spread of the virus, including travel bans, quarantines, social distancing, and closures of non-essential services have triggered significant disruptions to businesses worldwide, resulting in an economic slowdown. Governments and central banks have responded with monetary and fiscal interventions to stabilize economic conditions and the Company has taken steps to obtain financial assistance made available from jurisdictional governments, however the Company expects its future financial performance to continue to be impacted and result in a delay of certain of its go-to-market initiatives.

More recently, other, more infectious, variants of COVID-19 have been identified, which continue to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the current COVID-19 pandemic. Since the onset of the global pandemic in 2020, we have been closely monitoring the spread of COVID-19 and its variants, and plan to continue taking steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 caused us to modify our business practices, including implementing a temporary global work from home policy in March 2020 for all employees who were able to perform their duties remotely and temporarily restricting all nonessential business travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the customers we serve and other business partners in light of COVID-19 and variants thereof. Where and to the extent permitted to be open under local regulations, our office sites are operational with appropriate safety precautions based on vaccination rates and local guidance. The effects of the COVID-19 pandemic continue to evolve and, at this time, we cannot predict when certain restrictions that remain in place to protect our employees and customers will no longer be needed. Recognizing that local conditions vary for our offices around the world and that the trajectory of the virus continues to be uncertain, we may adjust our plans for employees returning to our offices as deemed necessary. Since early 2021, global vaccination efforts have been underway to control the pandemic. However, due to the speed and fluidity with which the COVID-19 pandemic continues to evolve, and the emergence of highly contagious variants, we do not yet know the full extent of the impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the effectiveness of vaccination and booster vaccination campaigns, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining a strong

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19 and variants thereof. For additional information related to the actual or potential impacts of COVID-19 on our business, please read Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The following table provides a summary of the Company’s subsidiaries and respective ownership percentage at December 31, 2021 and 2020:

Subsidiaries	Jurisdiction of incorporation	Ownership
		December 31, 2021	December 31, 2020
Clever Leaves US, Inc. ("SAMA")	Delaware, United States	100%	100%
NS US Holdings, Inc.	Delaware, United States	100%	100%
Herbal Brands, Inc.	Delaware, United States	100%	100%
1255096 B.C. Ltd. ("Newco")	British Columbia, Canada	100%	100%
Northern Swan International, Inc. (“NSI”)	British Columbia, Canada	100%	100%
Arizona Herbal Brands, Inc. (1)	British Columbia, Canada	100%	100%
Northern Swan Management, Inc.	British Columbia, Canada	100%	100%
Clever Leaves Australia Pvt Ltd	Australia	100%	N/A
Northern Swan Deutschland Holdings, Inc.	British Columbia, Canada	100%	100%
Northern Swan Portugal Holdings, Inc.	British Columbia, Canada	100%	100%
Clever Leaves Portugal Unipessoal LDA	Portugal	100%	100%
Clever Leaves II Portugal Cultivation SA	Portugal	100%	100%
Northern Swan Europe, Inc.	British Columbia, Canada	100%	100%
Nordschwan Holdings, Inc.	British Columbia, Canada	100%	100%
Clever Leaves Germany GmbH	Hamburg, Germany	100%	100%
NS Herbal Brands International, Inc.	British Columbia, Canada	100%	100%
Herbal Brands, Ltd.	London, United Kingdom	100%	100%
Clever Leaves International, Inc.	British Columbia, Canada	100%	100%
Eagle Canada Holdings, Inc. (“Eagle Canada”)	British Columbia, Canada	100%	100%
Ecomedics S.A.S. (“Ecomedics”)	Bogota, Colombia	100%	100%
Clever Leaves UK Limited	London, United Kingdom	100%	100%
(1) Arizona Herbal Brands, Inc. was dissolved by way of voluntary dissolution under the Business Corporation Act on December 31, 2021.
3. SIGNIFICANT ACCOUNTING POLICIES
Use of Accounting Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes in the reported period. While the significant estimates made by management in the preparation of the consolidated financial statements are reasonable, prudent, and evaluated on an ongoing basis, actual results may differ materially from those estimates. The information below outlines several accounting policies applied by the Company in preparing its consolidated financial statements that involve complex situations and judgment in the development of significant estimates and assumptions.
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
In regard to the Company’s interests in entities that do not meet the requirements for consolidation, refer to Investments discussion later in this footnote.
Background on Amended Form 10-K for the year ended December 31, 2020
Following the Business Combination consummated on December 18, 2020, the Company had outstanding: a) 13,000,000 of public warrants (the "public warrants"), which were initially issued by SAMA in connection with its initial public offering and assumed by the Company in connection with the consummation of the transactions contemplated by the Business Combination; and b) 4,900,000 of private warrants (the "private warrants" and collectively with the public warrants, the “warrants”) issued simultaneously with the consummation of the Business Combination to Schultze Special Purpose Acquisition Sponsor, LLC (the “Sponsor”). Refer to Note 13 for more information on the warrants' terms.

The Company originally concluded that the warrants met the criteria to be classified as a component of equity. Subsequent to filing our Original Report on March 30, 2021, the staff of the U.S Securities and Exchange Commission (“SEC”) released a statement, Staff Statement on Accounting and Reporting Considerations for warrants Issued by Special Purpose Acquisition Companies (“SPACs”), on April 12, 2021 (the “SEC Statement”). After consideration of the SEC Statement, and in further consideration of the guidance in Accounting Standard Codification ("ASC") 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity, the Company concluded that the public warrants met the criteria to be classified as a component of equity. The Company concluded that a provision in the private warrants agreement, that differentiates the settlement amount if the warrant is held by a third party rather than held by the initial purchaser or a permitted transferee, precludes the private warrants from being accounted for as a component of equity. As a result, the Company determined that the private warrants should be recorded as liabilities, with the offset to additional paid-in capital, and measured at fair value at inception (on December 18, 2020) and at each reporting period in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations and comprehensive loss in the period of change. As a result, the Company had restated its consolidated annual financial statements as of and for the year ended December 31, 2020, filed on Form 10-K/A with the SEC on May 14, 2021. The Company recorded $29,841 in warrant liabilities, with an offset to additional paid-in-capital on December 18, 2020. Subsequent changes in fair value of the warrant liabilities, from the date of issuance through December 31, 2020, were recorded as a gain on remeasurement of warrant liabilities of $10,780 for the year ended December 31, 2020 within the consolidated statement of operations and comprehensive loss. At December 31, 2021, warrant liabilities were valued at $2,205 and for the year ended December 31, 2021, $16,856 were recorded as gain on remeasurement of warrant liabilities. For more information, refer to Form 10-K/A, filed with the SEC on May 14, 2021.
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
Cash and Cash Equivalents

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Cash and cash equivalents are comprised of cash balances at financial institutions and highly liquid short-term investments with original maturities of three months or less that are readily convertible into known amounts of cash. Cash and cash equivalents are stated at cost which approximates fair value. Cash and cash equivalents are primarily held in U.S. dollars, Canadian dollars, Euros, and Colombian pesos.
Restricted Cash
Restricted cash is comprised of cash on deposit for payments related to the cash on deposit for certain of the Company's lease arrangements.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company limits its exposure by primarily placing its cash in accounts with high credit quality financial institutions.
Cash and cash equivalents are comprised of cash balances at financial institutions and highly liquid short-term investments with original maturities of three months or less that are readily convertible into known amounts of cash. Cash and cash equivalents are primarily held in U.S. dollars, Canadian dollars, Euros and Colombian pesos.
The Company derives its accounts receivable from revenues earned from customers. The Company bases credit decisions primarily on a customer's past credit history, before the customer is granted standard credit terms, which range from net 30 to 60 days.
As of December 31, 2021, three of the Company's customers accounted for an aggregate of approximately 43% of the Company's outstanding accounts receivable.
As of December 31, 2020, three of the Company's customers accounted for an aggregate of approximately 74% of the Company's outstanding accounts receivable.
Accounts Receivable
Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at period end.
Allowance for Doubtful Accounts
The Company records it allowance for doubtful accounts based on its assessment of various factors, including historical experience, age of the accounts receivable balances, credit quality of the Company's customers, current economic conditions and other factors that may affect the customers' ability to pay. Allowance for doubtful accounts as of December 31, 2021 was $917. The Company did not record allowance for doubtful accounts as of December 31, 2020.
Prepaid Expenses, Deposits and Advances
Prepaid expenses, deposits, and advances primarily represent amounts previously paid to vendors for security deposits and supplies, leased premises, facility construction and expansion projects not yet delivered.
Other Receivables
Other receivables arise from transactions other than credit sales. The Company's other receivables primarily relate to value added taxes, other taxes and recoverable sales.
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
The Company writes down inventory for any obsolescence during the period or when the net realizable value of inventory is less than the carrying value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. Any inventory write-downs to net realizable value are not reversed for subsequent recoveries in value, except in cases of changes in exchange rates.
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
Equity Method Investments
Investments are assessed to determine whether they qualify as an investment in an entity that does not represent a controlling financial interest but provides the Company with significant influence in the investee. The Company determines whether the equity investment is an in-substance common share investment in the entity. This assessment considers subordination, risks and rewards of ownership, and obligation to transfer value in determining whether risks and reward characteristics that are substantially similar to the entity’s common shares. The Company applies judgment in considering various indicators of the

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
ability to exercise significant influence over the investee, such as through ownership of 20% or more of the investee voting stock but not greater than 50%, board representation, and/or participation in the financial, operating, or governance decisions made by the investee.
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
•Level 3 — Based on unobservable inputs, where little to no market data exists, that is significant to the fair value measurement is unobservable and thus require more assumptions by the Company.
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
Depreciation begins when the asset becomes available for use and is calculated on a straight-line basis over the estimated useful lives of the assets, as follows:

Estimated Useful Life (In Years)

Land	N/A – indefinite
Buildings & warehouse	2 – 40 years
Leasehold improvements	Shorter of lease term or useful life
Furniture and appliances	5 years
Agricultural equipment	2 – 10 years
Computer equipment	3 years
Laboratory equipment	3 – 20 years
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
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. There were no impairment charges to long-lived assets during the years ended December 31, 2021 and 2020.
Borrowing costs, which consist of interest and other costs incurred by the Company in connection with the borrowing of funds, are capitalized as part of the cost of a qualifying asset if it is directly attributable to the acquisition, construction or production of the respective asset. All other borrowing costs are expensed in the period in which they are incurred.
Intangible Assets
Intangible assets include the licenses acquired as part of the acquisition of Herbal Brands and Clever Leaves through business combinations (Note 9), as well as trade name, customer relationships, contracts and customer lists. Intangible assets acquired in a business combination are initially recognized as cost at their fair value based on the present value of expected future cash flows as at the date of acquisition. After initial measurement, intangible assets are carried at cost less accumulated amortization and any accumulated impairment losses. Costs of internally developed intangible assets are not capitalized, and related expenditures are recognized in profit or loss as incurred.
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
Goodwill is initially measured as a residual, recognized as an asset and represents the excess of the aggregate of consideration transferred in the business combination, the amount of any non-controlling interest in the acquired, and the fair value of any previously held equity interest in the acquirer at the acquisition date, over the net of the identifiable assets acquired and liabilities assumed. In cases where the acquisition occurred as a bargain purchase, the residual deficit would be recognized in profit or loss after reassessing the values used in the acquisition accounting. If the fair value of the net assets acquired is in excess of the aggregate consideration transferred, the gain is recognized in profit or loss.
After initial recognition, goodwill is not subject to amortization but rather is tested for impairment at least annually, or when an event or change in circumstance indicates that the carrying value of the asset may not be recoverable. See Note 10 for the Company's goodwill information.
Warrant Liability
Warrants are accounted for in accordance with the applicable authoritative accounting guidance as either liabilities or as equity instruments depending on the specific terms of the agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss.
2024 Note Purchase Agreement
On July 19, 2021, the Company entered into a Note Purchase Agreement with Catalina LP (the “Note Purchase Agreement”) and issued a secured convertible note (the “Convertible Note”) to Catalina LP pursuant to the Note Purchase Agreement. Based upon the overall assessment of settlement possibilities, the Company concluded that the Convertible Note is not subject to ASC 480. In order for the Convertible Note to be subjected to ASC 480, this obligation must also be the predominant settlement outcome at inception. In the case of the Convertible Note, settlement may be in cash at maturity, converted based upon the First Conversion Feature (fixed rate conversion), converted based upon the Second Conversion Feature (fixed rate conversion), or settled with a variable number of shares under the Share Redemption Feature. Consistent with the objective allowing only a “small” amount of variability in settlement value, the Company determined that in order for the Convertible Note to be subject

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
to ASC 480, there must be a 90% likelihood of settlement using a variable number of shares such that the monetary value is substantially fixed.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"). ASU 2016-02 requires lessees to recognize a lease liability and a corresponding right-of-use asset for virtually all lease contracts, as of the date on which the lessor makes the underlying asset available to the lessee. ASC 842 supersedes the lease accounting guidance in ASC 840 Leases. The effective date of this ASU 842 was delayed for two years by the issuance of ASU 2020-05. As of December 31, 2021, the Company has not adopted ASC 842. The Company will be adopting this standard on January 1, 2022.

As of December 31, 2021, the Company's currently accounts for leases under ASC 840. The Company leases its facilities under cancellable and noncancellable operating leases.

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
See Note 17 for disaggregated revenue data.
Embedded Conversion Features
The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion features should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Share-Based Compensation
The Company grants share-based awards to employees, directors and consultants of the Company as compensation for services rendered or performance achieved. We recognize the cost of share-based awards granted to employees, directors and consultants based on the estimated grant-date fair value of the awards. The fair value is recognized as compensation expense over the requisite service period for all awards that vest. For performance-based stock options, compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied. Compensation costs for awards that cliff vest and for graded vesting awards based solely on service conditions are recognized on a straight-line basis. Graded vesting based on performance conditions are recognized on a ratable basis over the requisite service period using the accelerated attribution model. For restricted stock, compensation cost is recognized over the original restriction period. The Company reverses previously recognized costs for unvested options in the period that forfeitures occur. The Company's restricted stock units with a performance vesting condition were measured at fair value on its grant date using a risk-neutral Monte-Carlo simulation model. The Monte-Carlo model includes assumptions for expected term, volatility, risk free interest rate and dividend yield, each of which are determined in reference to the Company's historical results. The Company determines the fair value of the stock options using the Black-Scholes option pricing model, which are impacted by the following assumptions:

•Expected Term—Expected option term is calculated considering the weighted average mid-point of the vesting and expiry dates, compared to the grant date. The expected term used in the Monte-Carlo simulation model to determine the fair value of the market-based RSUs granted was 1.3 - 3.8 years.

•Expected Volatility—Volatility range is based on historical industry volatility at the grant date.

•Expected Dividend Yield—The dividend rate used is zero as we have never paid any cash dividends on common shares and do not anticipate doing so in the foreseeable future.

•Risk-Free Interest Rate—The interest rates used are based on USD treasury yields at the grant date, with a term to maturity matching the expected option term.

Reportable Segments
Refer to Note 17 for more information on the Company's operating segments.
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

Net Loss Per Share

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

The Company applies the two-class method to compute basic and diluted net (loss) income per share attributable to the Company's common shareholders when shares meet the definition of participating securities. The two-class method determines net loss per share for each class of the Company’s common shares and preferred shares according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires (loss) income available to common shareholders of the Company for the period to be allocated between the Company’s common shares and preferred shares based upon their respective rights to share in the earnings as if all (loss) income for the period had been distributed.

Basic net loss per share attributable to the Company shareholders is computed by dividing net loss by the weighted-average number of shares outstanding during the period without consideration of potentially dilutive common shares.

Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue the Company’s common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. For periods in which the Company reports net losses, diluted net loss per common share attributable to the Company common shareholders is the same as basic net loss because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Research and Development Costs

The Company expenses research and development ("R&D") costs as incurred. R&D includes expenditures for new products and process innovation, as well as significant technological improvements to existing products and processes. The Company's R&D expenditures primarily consist of payroll-related costs and office and general costs attributable to time spent on R&D activities. Other costs include depreciation and amortization of facilities and equipment and legal and professional fees related to R&D activities.

Reclassifications

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year's presentation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and Form 10-K, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (“ASU No. 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 is effective for the Company beginning January 1, 2021. The ASU has no material impact to the Company's consolidated financial statements.

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

In October 2020, the FASB issued this ASU No. 2020-09, Debt - (Topic 470) ("ASU No. 2020-09"), which clarifies, streamlines, and in some cases eliminates, the disclosures a registrant must provide in lieu of the subsidiary’s audited financial statements. The rules require certain enhanced narrative disclosures, including the terms and conditions of the guarantees and how the legal obligations of the issuer and guarantor, as well as other factors, may affect payments to holders of the debt securities. The amendments in ASU No. 2020-09 are effective January 1, 2021, and earlier compliance is permitted. The adoption of ASU did not have a material impact to the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides for an optional transition method that allows for the application of current legacy guidance, including its disclosure requirements, in the comparative periods presented in the year of adoption. Otherwise, Topic 842 must be adopted by a modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. The Company plans to use the optional transition method when adopting the new standard. The amendments have the same effective date and transition requirements as the new lease standard. The Company will adopt this standard on January 1, 2022. While the Company expects the adoption of these standards will not result in a material increase to the reported assets and liabilities, the Company has not yet determined the full impact that the adoption of this standard will have on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses for certain financial instruments and financial assets. For trade receivables, we are required to estimate lifetime expected credit losses. For available-for-sale debt securities, the Company will recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating and assessing the impact this guidance will have on its consolidated financial statements.

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

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvement — (Topic Various) ("ASU No. 2020-10"), to make incremental improvements to U.S. GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update will be effective for public companies, other than smaller reporting companies, for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. Early adoption is permitted. As the Company is evaluating the effect of the amendments, we believe the adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operation.

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
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
4. FAIR VALUE MEASUREMENTS
The following table provides the fair value measurement hierarchy of the Company’s assets and liabilities, except for those assets and liabilities that are short term in nature and approximate the fair values, as of the periods presented:

	Level 1	Level 2	Level 3	Total

As of December 31, 2021
Assets:
Investment – Cansativa	—	—	1,458	1,458
Total Assets	$—	$—	$1,458	$1,458
Liabilities:
Loans and borrowings	—	7,396	—	7,396
Warrant liability	—	—	2,205	2,205
Convertible notes	—	17,699	—	17,699
Total Liabilities	$—	$25,095	$2,205	$27,300

As of December 31, 2020
Assets:
Investment – Cansativa	—	—	1,553	1,553
Total Assets	$—	$—	$1,553	$1,553
Liabilities:
Loans and borrowings	$—	$6,701	$—	$6,701
Warrant Liability	—	—	19,061	$19,061
Convertible notes	—	27,142	—	27,142
Total Liabilities	$—	$33,843	$19,061	$52,904

During the years ended December 31, 2021 and December 31, 2020, there were no transfers between fair value measurement levels.

The change in fair value of warrant liabilities related to private warrants during the year ended December 31, 2021 is as follows:

Private Placement Warrants:	Total Warrant Liability
Warrant liability at December 31, 2020	$19,061
Change in fair value of warrant liability	(16,856)
Warrant liability at December 31, 2021	$2,205

The Company determined the fair value of its private warrants using the Monte Carlo simulation model. The following assumptions were used to determine the fair value of the Private Warrants as of December 31, 2021 and December 31, 2020:

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	As of
	December 31, 2021	December 31, 2020
Risk-free interest rate	1.11%	0.43%
Expected volatility	60%	60%
Share Price	$3.10	$8.90
Exercise Price	$11.50	$11.50
Expiration date	December 18, 2025	December 18, 2025

•The risk-free interest rate assumptions are based on U.S. dollar zero curve derived from swap rates at the valuation date, with a term to maturity matching the remaining term of warrants.
•The expected volatility assumptions are based on average of historical volatility based on comparable industry volatilities of public warrants.
5. INVENTORIES, NET
Inventories are comprised of the following items as of the periods presented:

	December 31, 2021	December 31, 2020
Raw materials	$1,477	$1,148
Work in progress – cultivated cannabis	1,241	1,482
Work in progress – harvested cannabis and extracts	1,070	274
Finished goods – cannabis extracts	11,432	7,003
Finished goods – other	188	283
Total	$15,408	$10,190
During the years ended December 31, 2021 and 2020, the Company recorded inventory write-down for approximately $2,980 and $399, respectively, to cost of sales to write-down obsolete inventories.
6. PREPAIDS, DEPOSITS AND ADVANCES
Prepaids and advances are comprised of the following items as of the periods presented:

	December 31, 2021	December 31, 2020

Prepaid expenses	$935	$1,404
Deposits	47	109
Other advances	1,686	1,661
Total	$2,668	$3,174

Prepayments and advances represent amounts previously paid to vendors for security deposits and supplies, leased premises, facility construction and expansion projects not yet delivered.
7. INVESTMENTS

Cansativa
On December 21, 2018, the Company, through its subsidiary Northern Swan Deutschland Holdings, Inc., entered into a seed investment agreement with the existing stockholders of Cansativa GmbH (“Cansativa”), a German limited liability company

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

primarily focused on the import and sale of cannabis products for medical use and related supplements and nutraceuticals. Prior to the Company’s investment, Cansativa’s registered and fully paid-in share capital amounted to 26,318 common shares. Under the investment agreement, the Company has agreed with the existing stockholders to invest up to EUR 7,000 in Cansativa in three separate tranches of, respectively, EUR 1,000, EUR 3,000 and up to a further EUR 3,000. The first EUR 1,000 (specifically, EUR 999.92, approximately $1,075, or “Seed Financing Round”) was invested in Cansativa to subscribe for 3,096 newly issued preferred voting shares at EUR 322.97 per preferred share, and as cash contributions from the Company to Cansativa. The seed EUR 322.97 per share price was based on a fully diluted pre-money valuation for Cansativa of EUR 8,500, and the increase of Cansativa’s registered share capital by the 3,096 preferred shares in the Seed Financing Round provided the Company with 10.53% of the total equity ownership of Cansativa. The Company paid the seed investment subscription by, first, an initial nominal payment of EUR 3.10, (i.e., EUR 1.00 per share) upon signing the investment agreement to demonstrate the Company’s intent to invest, and the remainder of EUR 996.82 was settled in January 2019 to officially close the investment deal after certain closing conditions have been met by the existing stockholders and Cansativa. The Company accounts for its investment in Cansativa using the equity accounting method, due to the Company's significant influence, in accordance with ASC 323, Investments — Equity Method and Joint Ventures.
The Company recorded its investment in Cansativa at the cost basis of an aggregated amount of EUR 999.92, approximately $1,075, which is comprised of EUR 3.10 for the initial nominal amount of the Seed Financing Round and EUR 996.82 for the remaining Seed Financing Round (i.e., Capital Reserve Payment), with no transaction costs.
In accordance with the seed investment agreement, in September 2019, the Company made an additional investment of approximately EUR 650, or approximately $722, for 2,138 shares in Cansativa, thereby increasing its equity ownership to 16.6% of the book value of Cansativa’s net assets of approximately EUR 1,233, and approximately EUR 1,122 of equity method goodwill as Cansativa was still in the process of getting the licenses and expanding its operations. As of September 30, 2020, balance of Tranche 2 option expired unexercised and as a result the Company recognized a loss on investment of approximately $370 in its Statement of Operations and Comprehensive Loss and the carrying value of the Tranche 2 option was reduced to $nil.

In December 2020, Cansativa allocated shares of its common stock to a newly-installed employee-stock ownership plan (“ESOP”). As a result of the ESOP installment, the Company’s equity ownership of Cansativa, on a fully-diluted basis, decreased from 16.59% to 15.80% of the book value of Cansativa’s net assets. Additionally, Cansativa raised additional capital through the issuance of Series A preferred stock (“Cansativa Series A Shares”) to a third-party investor at a per share price of EUR 543.31. As a result of the Series A Share issuance, the Company’s equity ownership of Cansativa, on a fully diluted basis, decreased from 15.80% to 14.22% of the book value of Cansativa’s net assets. The Company accounted for the transaction as a proportionate sales of ownership share and recognized a gain of approximately $211 in its consolidated statement of operations within loss on investments line. This change did not impact the equity method classification. Subsequent to December 31, 2021, the Company sold a portion of its share of investments in Cansativa, reducing its equity ownership to approximately 9%. See Note 22 for more information.
For the years ended December 31, 2021 and 2020, the Company’s share of net losses from the investment were $95 and $4, respectively.

8. BUSINESS COMBINATIONS
2020

Business Combination

On December 18, 2020, Clever Leaves International, Inc. ("Clever Leaves Int'l") and Schultze Special Purpose Acquisition Corp., a Delaware corporation ("SAMA") consummated the previously announced business combination (the "Business Combination") contemplated by the Amended and Restated Business Combination Agreement, dated as of November 9, 2020, by and among SAMA, Clever Leaves, Int’l, the Company and Novel Merger Sub Inc., a Delaware corporation (“Merger Sub”) (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, SAMA agreed to combine with Clever Leaves Int’l in the Business Combination that resulted in both Clever Leaves Int’l and SAMA becoming wholly-owned subsidiaries of the Company.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Pursuant to the Business Combination Agreement, each of the following transactions occurred in the following order: (i) pursuant to a court-approved Canadian plan of arrangement (the “Plan of Arrangement” and the arrangement pursuant to such Plan of Arrangement, the “Arrangement”), at 11:59 p.m., Pacific time, on December 17, 2020 (2:59 a.m., Eastern time, on December 18, 2020) (a) all of the Clever Leaves Int'l shareholders exchanged their Class A Common shares without par value of Clever Leaves Int'l (“Clever Leaves common shares”) for the Company's common shares without par value (“common shares”) and/or non-voting Common shares without par value (“non-voting common shares”) (as determined in accordance with the Business Combination Agreement) and (b) certain Clever Leaves Int'l shareholders received approximately $3,100 in cash in the aggregate (the “Cash Arrangement Consideration”), such that, immediately following the Arrangement, Clever Leaves Int'l became a direct wholly-owned subsidiary of the Company; (ii) at 12:01 a.m., Pacific time (3:01 a.m. Eastern time), on December 18, 2020, Merger Sub merged with and into SAMA, with SAMA surviving such merger as a direct wholly-owned subsidiary of the Company (the “Merger”) and, as a result of the Merger, all of the shares of SAMA common stock were converted into the right to receive the Company's common shares as set forth in the Business Combination Agreement; (iii) immediately following the consummation of the Merger, the Company contributed 100% of the issued and outstanding capital stock of SAMA (as the surviving corporation of the Merger) to Clever Leaves Int'l, such that, SAMA became a direct wholly-owned subsidiary of Clever Leaves Int'l; and (iv) immediately following the contribution of SAMA to Clever Leaves Int'l, Clever Leaves Int'l contributed 100% of the issued and outstanding shares of NS US Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of Clever Leaves Int'l, to SAMA. Upon the closing of the Merger, SAMA changed its name to Clever Leaves US, Inc.

In connection with the closing of the Business Combination, the Company's Articles were amended and restated to, among other things, provide for an unlimited number of common shares without par value, an unlimited number of non-voting common shares without par value and an unlimited number of preferred shares without par value.

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

The Business Combination was accounted for as a recapitalization in accordance with U.S. GAAP. Under this method of accounting, SAMA was treated as the "acquired" company for financial reporting purposes (see Note 1). Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Clever Leaves issuing shares for the net assets of SAMA, accompanied by a recapitalization. The net assets of SAMA are stated at historical cost, with no goodwill or other intangible assets recorded.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of shareholders’ equity for the year ended December 31, 2020:

Recapitalization
Cash - SAMA trust and cash, net of redemptions	$86,644
Cash - SAMA PIPE	6,000
Non-cash PIK	(2,881)
Cash assumed from SAMA	698
Cash consideration to certain Clever Leaves shareholders	(3,057)
Less: transaction costs and advisory fees	(13,895)
Net Business Combination	$73,509
Non-cash PIK	2,881
Deferred issuance costs	1,503
Warrant liability	(29,841)
Net liabilities assumed from SAMA	(258)
Net contributions from Business Combination	$47,794

See Note 13 for more information on all capital stock issuances.
9. INTANGIBLE ASSETS, NET
The Company has acquired cannabis-related licenses as part of a business combination with a gross value of approximately $19,000, which have indefinite useful lives as they are expected to generate economic benefit to the Company in perpetuity. In addition, as part of the Herbal Brand acquisition in 2019, the Company acquired finite-lived intangible assets with a gross value of approximately $7,091. During the years ended December 31, 2021 and 2020 the Company recorded approximately $1,162 and $1,231, respectively, of amortization related to its finite-lived intangible assets.
The following tables present details of the Company’s total intangible assets as of December 31, 2021 and December 31, 2020.

The value of product formulation intangible asset is included in the value of Brand:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0.0
Customer relationships	1,000	487	513	3.4
Customer list	650	346	304	2.3
Brand	4,516	1,216	3,300	7.3
Total finite-lived intangible assets	$7,091	$2,974	$4,117

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Total indefinite-lived intangible assets	$19,000	N/A	$19,000
Total intangible assets	$26,091	$2,974	$23,117

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

Annual Impairment Testing
In conjunction with the annual impairment testing, see Note 10, the Company reviewed finite-lived intangible assets for impairment. In performing such review, the Company makes judgments about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. The Company recognizes an impairment if the carrying amount of the long-lived asset group exceeds the Company’s estimate of the asset group’s undiscounted future cash flows.

Significant assumptions used in the impairment analysis include financial projections of free cash flow (including assumptions about revenue projections, regulations, operating margins, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods and discount rates. For our intangible assets related to the Cannabinoid segment, our estimated revenue projections reflect that Decree 811 that was followed by the passing of the Regulation 227 in February 2022 is expected to be further resolved to allow us to export cannabis flower from Colombia starting 2023.

Indefinite-lived intangible assets, consisting of certain of the Company’s licenses, were reviewed for the annual impairment assessment during the fourth quarter of 2021 similar to goodwill, in accordance with ASC 350.

For the year ended December 31, 2021 and 2020, no impairment was recognized related to the carrying value of any of the Company’s finite or indefinite-lived intangible assets as a result of the annual impairment testing.

The Company calculated the fair value of the operating segments using discounted estimated future cash flows. The weighted-average cost of capital used in testing the reporting unit for impairment was 14%, with a perpetual growth rate of 2%-3%.

2020 Interim Impairment Testing

In conjunction with the impairment testing performed as of March 31, 2020 (refer to Note 10 for more detail) the Company reviewed finite-lived intangible assets for impairment. In performing such review, the Company made judgement about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. The Company recognizes an impairment if the carrying amount of the long-lived asset group exceeds the Company's estimate of the asset group's undiscounted future cash flow. Indefinite-lived intangibles assets, consisting of certain of the Company's licenses, were reviewed as part of the impairment assessment during the first quarter 2020 similar to goodwill, in accordance with ASC 350. The Company did not recognize an impairment related to the carrying value of any of

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
the Company's finite or indefinite-lived intangible assets as a result of the impairment assessments performed as of March 31, 2020.
GNC Holdings, Inc. Bankruptcy

On June 23, 2020, GNC Holdings, Inc. (“GNC”) and its affiliates filed voluntary petitions for relief pursuant to chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware. In September 2020, a bankruptcy court judge approved the sale of GNC to an investor with the transaction expected to close by the end of the year. Herbal Brands has engaged legal counsel to provide advice with respect to Herbal Brands’ rights under the Bankruptcy Code, prepare and file proof(s) of claim by the applicable bar date established by the Court, and otherwise enforce Herbal Brands’ rights in the Court and in connection with any sale transaction or plan of reorganization pursued by GNC. The Company also reviewed the unpaid inventory balances at GNC and determined that a reserve of approximately $86 was necessary for the inventory, which the Company recorded during the second quarter of 2020. Additionally, the Company reviewed the useful life of a finite-lived intangible asset related to the GNC contract, which was acquired during the Herbal Brands acquisition. Following the review, the Company determined that accelerating the period over which the useful life of this intangible asset is amortized was appropriate following its impairment analysis in the first quarter of 2020. The life of the finite lived intangible asset related to the GNC contract was reduced to 12 months from the date of the bankruptcy filing given the uncertainty around the future of GNC. During the third quarter of 2020, the Company was able to recover balances due from GNC and as a result no reserves were recorded as of December 31, 2020. In the third quarter of 2020, substantially all of the assets of GNC were sold to Harbin Pharmaceutical Group Holding Corp. Ltd., and GNC emerged from Chapter 11 of the Bankruptcy Code.

Amortization Expense

The following table reflects the estimated future amortization expense for each period presented for the Company’s finite-lived intangible assets as of December 31, 2021:

Estimated Amortization Expense
2022	$795
2023	715
2024	542
2025	542
2026	482
Thereafter	1,041
Total	$4,117

10. GOODWILL

The following table presents the changes in goodwill by segment:

Cost	Cannabinoid	Non- Cannabinoid	Total
Balance at December 31, 2019	$18,508	$1,682	$20,190
Impairment	$—	$(1,682)	$(1,682)
Balance at December 31, 2020	$18,508	$—	$18,508
Impairment	(18,508)	—	(18,508)
Balance at December 31, 2021	$—	$—	$—

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company performs its annual impairment test as of December 31 of each year. As part of the review, the Company will perform a qualitative assessment to determine whether indicators of impairment existed, along with considering, among other factors, the financial performance, industry conditions,

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

as well as microeconomic developments. The Company also reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of its goodwill may not be recoverable. After the close of each interim quarter, management assesses whether any indicators of impairment exist requiring the Company to perform an interim goodwill impairment analysis.

Annual Impairment Testing

During the fourth quarter of 2021, the Company assessed whether there were events or changes in circumstances that would indicate that our goodwill was impaired. The Company performed a quantitative impairment test, including computing the fair value of the reporting units and comparing that value to its carrying value. The Company considered external and internal factors, including overall financial performance and entity-specific factors as part of the assessment. We recognized the challenge of the overall decline in the cannabinoid sector in the months preceding to December 31, 2021, combined with our stock price volatility experience and related factors and as a result the Company determined that it was more likely than not that the carrying value of its cannabinoid operating segment exceeds the fair value as of the year end testing date. Based upon the Company's annual goodwill impairment test, the Company concluded that goodwill was impaired as of the testing date of December 31, 2021. During the three months ended December 31, 2021 the Company recognized $18,508 non-cash goodwill impairment charge related to the cannabinoid segment.

The Company calculated the fair value of the operating segments using discounted estimated future cash flows. The weighted-average cost of capital used in testing the reporting unit for impairment was 14%, with a perpetual growth rate of 3%.

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

11. PROPERTY, PLANT AND EQUIPMENT, NET
The Company has property, plant, and equipment related to land, buildings and warehouses, leasehold improvements, laboratory, and construction in progress. Property, plant and equipment, net consisted of the following:

	December 31, 2021	December 31, 2020
Land	$5,065	$5,065
Building & warehouse	13,381	8,464
Laboratory equipment	6,295	5,942
Agricultural equipment	2,404	1,904
Computer equipment	1,681	1,534
Furniture & appliances	852	819
Construction in progress (b)	5,709	4,288
Other	1,247	1,020
Property, plant and equipment, gross	36,634	29,036
Less: accumulated depreciation	(5,702)	(3,356)
Property, plant and equipment, net	$30,932	$25,680
(a) The Company recorded total depreciation expense in the Consolidated Statement of Operations for approximately $2,346 and $2,359 in 2021 and 2020, respectively. Total depreciation for the year ended December 31, 2021 includes approximately $1,133 and $586 of depreciation, included in inventory and cost of goods sold, respectively. Total depreciation for the year ended December 31, 2020 includes approximately $1,051 and $685 of depreciation, included in inventory and costs of goods sold, respectively.
(b) Construction in progress primarily relate to on-going construction of the Company's Colombian and Portugal facilities.
12. DEBT

	December 31, 2021	December 31, 2020
Convertible Note due 2024, current portion(a)	16,559	—
Herbal Brands Loan due May 2023, current portion (d)	470	880
Other loans and borrowings, current portion	479	—
Total debt, current portion	$17,508	$880
Convertible Note due 2024	1,140	—
Series D Convertible Note due March 2022 (b)(c)	—	27,142
Herbal Brands Loan due May 2023 (e)	4,760	5,191
Other loans and borrowings	1,687	630
Total debt, long term	$7,587	$32,963
Ending balance	$25,095	$33,843

(a)Convertible Note, current portion reflects, net of debt discount and debt issuance costs of $2,197 in 2021.
(b)Series D Convertible note, non current reflects, net of debt issuance costs of $741 in 2020.
(c)During the year ended December 31, 2021, the Company wrote off $483 of unamortized debt financing cost related to the repayment of its Series D Convertible Note due March 2022.
(d)The Company reclassified $880 current portion of Herbal Brands Loan, reported in previous period in long term debt, to conform to the

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

current period presentation.
(e)Herbal Brand's Loan, non current reflects debt issuance amortization of $410 in 2021.
Neem Holdings Convertible Note and Neem Holdings Warrants

On November 9, 2020, Clever Leaves and the Company had entered into an unsecured subordinated convertible note (the “Neem Holdings Convertible Note”) with a principal amount of $3,000 in favor of Neem Holdings, LLC (“Neem Holdings”), a shareholder of Clever Leaves. Clever Leaves was required to repay the Neem Holdings Convertible Note within 10 business days after the closing of the Business Combination, and the Company agreed to promptly satisfy this obligation in full. If the Business Combination Agreement is terminated, Clever Leaves was required to issue to Neem Holdings 194,805 fully paid and non-assessable Clever Leaves Class D preferred shares within 10 business days of termination. The Neem Holdings Convertible Note was interest free and was repaid on December 23, 2020.

In addition, the Company had issued to Neem Holdings, as part of the Neem Holdings Convertible Note, a warrant (the “Neem Holdings Warrants”) to purchase the number of common shares (the “Warrant Shares”) that would have entitled Neem Holdings to receive 300,000 common shares in the Arrangement for an aggregate purchase price of $3. The Neem Holdings Warrants were exercisable for all, but not less than all, of the Warrant Shares and expired at the earlier of (i) the date and time that the Business Combination Agreement was terminated in accordance with its terms; and (ii) the Arrangement Effective Time. The Neem Holdings Warrants were exercised prior to the Arrangement Effective Time.

The two instruments were deemed freestanding as they were legally detachable and separately exercisable. The allocation of the proceeds to the two instruments was based on their respective fair values at issuance. At the time of issuance, the Company determined that the fair value of the debt instrument was $3,000 and as a result the initial carrying amounts of Neem Holdings Convertible Note and Neem Holdings Warrants were $3,000 and $nil, respectively. Upon consummation of the Business Combination, the Company repaid the Neem Holdings Convertible Note in full and Neem Holdings exercised the Neem Holdings Warrants.

Series E Convertible Debentures

In July 2020 and in connection with its Series E fundraising, the Company had issued convertible debentures in an aggregate principal amount of $4,162 (the "Series E Convertible Debentures"). The Series E Convertible Debentures, which commenced on June 30, 2021, had a maturity date of June 30, 2023 and bear interest of 8.00% per annum. The Series E Convertible Debentures was payable semi-annually in arrears. At the discretion of the Company and in lieu of being paid to the holders of the Series E Convertible Debentures in cash, any interest accrued and payable on the Series E Convertible Debentures was allowed to be added to the outstanding principal balance of the Series E Convertible Debentures.

At any time prior to the Maturity Date or a Debenture Liquidity Event, a holder of the Series E Convertible Debentures was allowed to elect to convert the principal amount of the Series E Convertible Debentures and accrued and unpaid interest thereon into common shares of Clever Leaves, at a price per share equal to $5.95. The Series E Convertible Debentures, including any accrued and unpaid interest, willed be automatically converted into Clever Leaves common shares at a price per Clever Leaves common share equal to 70% of the price attributable to the Clever Leaves common shares upon occurrence of a Debenture Liquidity Event ("Redemption Feature"), subject to adjustment in the event of the subdivision or consolidation of the outstanding Clever Leaves common shares, the issue of Clever Leaves common shares or securities convertible into Clever Leaves common shares by stock dividend or distribution, or the issue or distribution of rights, options, or warrants to all or substantially all of the holders of Clever Leaves common shares in certain circumstances. For purposes of the Series E Convertible Debentures, a “Liquidity Event” meant (1) the listing of Clever Leaves common shares on a recognized securities exchange or market, either by way of initial public offering or direct listing, (2) any transaction whereby all of the outstanding Clever Leaves common shares are sold, transferred, or exchanged for listed securities of a resulting issuer whose equity securities are listed on recognized securities exchange or market, (3) any merger, plan of arrangement, or any other similar business combination or transaction whereby the Company merges or combines with an entity whose securities are listed for trading on a recognized securities exchange or market and all of the outstanding Clever Leaves common shares are sold, transferred or exchanged for such listed securities, or (4) any event as a result of or following which any person or group beneficially owns over an aggregate of more than 50% of the then outstanding Clever Leaves common shares or the sale or other transfer of all or substantially all of the consolidated assets of the Company. The Company incurred approximately $181 in debt issuance costs related to the Series E Convertible Debentures.

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

In connection with the Business Combination (Note 8) and effective on the Closing Date, Clever Leaves and the holders of the 2022 Convertible Notes agreed to amend the terms of the 2022 Convertible Notes as follows: (i) decrease the interest rate to 8%, commencing January 1, 2021, and provide that such interest is to be paid in cash, quarterly in arrears; (ii) provide for the payment of all accrued and outstanding interest from January 1, 2020 to December 31, 2020 to be made in the form of PIK Notes; to consent to the transfer of the PIK Notes to SAMA in exchange for the PIPE Shares to be issued as part of the SAMA PIPE pursuant to the terms of the Subscription Agreements; (iii) at the option of Clever Leaves, satisfy the payment of quarterly interest by issuing the Company's common shares to the noteholders, at a price per share equal to 95% of the 10-day volume weighted average trading price of the Company's common shares ending three trading days prior to the relevant interest payment date (the “10-Day VWAP”); (iv) at the option of Clever Leaves, prepay, in cash, any or all amounts outstanding under the 2022 Convertible Notes at any time without penalty; (v) at the option of Clever Leaves on each quarterly interest payment date, repay up to the lesser of (a) $2,000, or (b) an amount equal to four times the average value of the daily volume of the Company's common shares traded during the 10-Day VWAP period, of the total amounts outstanding under the 2022 Convertible Notes at such time by issuing the Company's common shares to the noteholders at a price per share equal to 95% of the 10-Day VWAP; and (vi) at the option of each noteholder, in the event, following the Merger Effective Time, Clever Leaves, the Company or any of their respective affiliates proposed to issue equity securities for cash or cash equivalents (the “Equity Financing”) (save and except for certain exempt issuances) at any time after Clever Leaves, the Company or any of their respective affiliates completes one or more equity financings raising, in aggregate, net proceeds of $25,000 (net of reasonable fees, including reasonable accounting, advisory and legal fees, commissions and other out-of-pocket expenses and inclusive of

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

net cash retained as a result of the Business Combination on the Merge Effective Time), convert an amount of principal and/or accrued interest owing under the 2022 Convertible Notes into subscriptions to purchase up to the noteholder’s pro rata share of 25% of the total securities issued under such Equity Financing on the same terms and conditions as such Equity Financing is offered to subscribers; provided, however, that if the noteholder did not elect to participate in such Equity Financing through the conversion of amounts owing under the 2022 Convertible Notes, then Clever Leaves was required to repay, in cash within five (5) business days following the closing of such Equity Financing, an amount equal to the noteholder’s pro rata share of 25% of the total net proceeds raised from such Equity Financing (collectively, the “November 2020 Convertible Amendments”). The November 2020 Convertible Amendments were accounted as debt modification. As of closing of the Business Combination, the conversion price was changed from $11 to $30.62 per share.

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

On July 19, 2021, the Company, and the holders of the secured convertible notes entered into a Payout and Release Agreement (the “Payout and Release Agreement”). Under the Payout and Release Agreement, the Company agreed, upon the closing of a financing transaction by the Company with aggregate net proceeds of at least $10,000 on or before July 31, 2021, to prepay the holders of 2022 Convertible Notes, in full satisfaction of the aggregate amounts outstanding under the 2022 Convertible Notes, an amount equal to the sum of (1) 90% of the aggregate outstanding principal amount on the 2022 Convertible Notes; (2) all accrued interest through the date of repayment and (3) certain legal fees. On July 19, 2021, the Company repaid the holders of the 2022 Convertible Notes pursuant to the Payout and Release Agreement, and the 2022 Convertible Notes were discharged. The Company considered the general extinguishment guidance in ASC 405-20 in concluding that the 2022 Convertible Notes met the threshold to be “extinguished”. In accordance with ASC 470-60, the Company evaluated the concessions received for early repayment of the 2022 Convertible Notes for Troubled Debt Restructuring (TDR) and concluded that the concessions did not fall under the TDR because the Company had not been in default on any of its existing debts and had not declared or was not in process of declaring bankruptcy. Furthermore, the Company had sufficient cash flows to service the debt and the availability to raise additional debt at that point.

The Company recorded a gain on extinguishment of debt, net of unamortized debt financing costs, for approximately $2,267, in connection with the settlement of the 2022 Convertible Notes, during the year ended December 31, 2021.
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

In connection with the Herbal Brands Loan, the Company issued equity-classified warrants for Class C preferred shares to Rock Cliff Capital (the "Rock Cliff Warrants") with an initial fair value of $717, which was reflected in additional paid-in capital, with an initial expiration date of May 3, 2021. Refer to Note 13 for further details regarding the Rock Cliff Warrants.

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
For the year ended December 31, 2021 and December 31, 2020, the Company recognized interest expense of approximately $733 and $704, respectively, and repaid principal of approximately $1,495 and $1,191, respectively, of the Herbal Brands Loan in accordance with the terms of the loan agreement.
2024 Note Purchase Agreement

On July 19, 2021, the Company entered into a Note Purchase Agreement with Catalina LP (the "Note Purchase Agreement") and issued a secured convertible note (the "Convertible Note") to Catalina LP ("SunStream"), an affiliate of SunStream Bancorp Inc., a joint venture initiative sponsored by Sundial Growers Inc. (Nasdaq: SNDL), pursuant to the Note Purchase Agreement in the principal amount of $25,000. The Convertible Note matures three years from the date of issuance and accrues interest from the date of issuance at the rate of 5% per annum. Interest on the Convertible Note is payable on a quarterly basis, either in cash or by increasing the principal amount of the Convertible Note, at the Company's election. The Company may, in its sole discretion, prepay any portion of the outstanding principal and accrued and unpaid interest on the Convertible Note at any time prior to the maturity date.

The principal and accrued interest owing under the Convertible Note may be converted at any time by the holder into the Company's common shares, without par value, at a per share price of $13.50. Up to $12,500 in aggregate principal under the Convertible Note may be so converted within one year of issuance, subject to certain additional limitations.
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

The Convertible Note is subject to certain events of default. The occurrence of these events of default would give rise to a 5% increase in the interest rate to a total of 10% per annum for as long as the event of default continues and give the holder of the

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Convertible Note the right to redeem the outstanding principal and accrued interest on the Convertible Note at the Optional Redemption Rate. Certain events of default also require the Company to repay all outstanding principal and accrued interest on the Convertible Note. In addition, in certain circumstances, if the Company fails to timely deliver common shares as required upon conversion or redemption of the Convertible Note, then the Company will be required to pay, on each day that such failure to deliver common shares continues, an amount in cash equal to 0.75% of the product of (x) the number of common shares the Company failed to deliver (on or prior to share delivery deadline and to which holder is entitled) multiplied by (y) any closing trading price of the common shares (selected by the Holder in writing during the period beginning on the applicable Conversion/Redemption Date and ending on the applicable Conversion/Redemption Share Delivery Deadline.) The obligations of the Company under the Note Purchase Agreement are guaranteed by certain of the Company's subsidiaries.

The Company evaluated all settlement possibilities to conclude if the Convertible Note represented an obligation under ASC 480. As of the inception of the Convertible Note, the Company analyzed whether the Share Redemption is predominant based on the likelihood the Convertible Note will settle in accordance with that particular provision, compared to the likelihood of settling under all other possibilities and determined that in order for the Convertible Note to be subject to ASC 480, there must be a 90% likelihood of settlement using a variable number of shares such that the monetary value is substantially fixed. Based upon the overall assessment of settlement possibilities, the Company concluded that the Convertible Note is not subject to ASC 480.
In connection with the 2024 Convertible Note and issuance of common shares upon Convertible Note conversions during year 2021, the Company analyzed the convertible instrument for a beneficial conversion feature in accordance with ASC 470-10 and in accordance to ASC 815. The Company determined it was not a derivative requiring liability treatment and the redemption feature was not bifurcated as a derivative liability, as it was closing related to the host. The Company concluded that during October 2021, the contingency linked to the beneficial conversion factor was met and the beneficial conversion factor with discount on debt was recognized. The Company recorded a beneficial conversion feature of $4,748 in Additional Paid in Capital. The discount created by the beneficial conversion factor was amortized from the date the contingency was met to maturity or earlier redemption date of holder's put. As a result, the Company recorded $3,519 total debt amortization, within Interest expense in the Consolidated Statement of Operations for 2021. The Conversion feature was evaluated under ASC 815 for an embedded derivative and noted that conversion features qualifies for the scope exception for instruments that are indexed to its own equity and bifurcation is not require from the host debt instrument.

The Company evaluated the guidance for Beneficial Conversion Features (BCF) per ASC 470. At the commitment date, the fair value of the shares contingently issuable upon conversion was greater than the allocated proceeds and calculated the intrinsic value of conversion feature for the amount of $9,496 which should be recognized in earnings if and when the contingencies are resolved. In establishing the accounting policy for the recognition of this contingent BCF, the Company considered that this settlement is only available to a limited portion of principal ($12,500 convertible in the first year), when price is below $7. The second half of the debt becomes convertible when the trading price falls to $7.00 during the second or third year the Convertible Note is outstanding. During the 2021, first contingency feature was resolved and BCF for $4,748 was recorded.

Additionally, the Company recorded debt issuance cost of $630 and debt discount of $335, together total of $965. The discount created by the beneficial conversion factor was amortized from the date the contingency was met to maturity or earlier redemption date of holder's put. These costs are amortized to interest expense over the life of the debt. A portion of the discount was accelerated in proportion to the extent note holder had the right to exercise contingent put to receive cash repayments on account of principal and accrued Interest.

During the year ended December 31, 2021, the Company issued a total of 720,085 common shares upon Convertible Note conversion to the noteholder of $5,559 aggregate principal amount. As of December 31, 2021, the Convertible Note's outstanding principal balance, including interest and net of debt discount and debt issuance cost was $17,699.

Subsequent to December 31, 2021, in connection with the 2024 Note Purchase Agreement, the Company issued a total of 7,000 common shares upon debt conversion to the noteholders, with a value of $15. The Company also repaid principal and accrued interest of approximately $3,500 related to the 2024 Convertible Note.

On January 13, 2022, the Company and Catalina LP entered a First Amendments to Secured Convertible Note (the "First Amendment Agreement"), amending certain terms of the original Secured Convertible Note issued by the Company to Catalina. Refer to Note 22, Subsequent Events for more information.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Other Borrowings

Portugal Debt

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed €1,000 ($1,213) (the "Portugal Debt"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Debt pays interest quarterly at a rate of Euribor plus 3.0 percentage points. This loan is secured by our mortgaged asset. Principal will be repaid through quarterly installments of approximately €63 beginning February 28, 2022. As of December 31, 2021, the full amount borrowed was outstanding under the Portugal Debt.

Colombia Debt

During year 2021, Ecomedics S.A.S. entered into loan agreements with multiple local lenders (collectively, the "Colombia Debt"), under which the Company borrowed approximately COP$5,015,800 ($1,222) of mainly working capital loans. The working capital loans are secured by mortgage of our farm land in Colombia as collateral. These loans bear interest at a range of 12.20% to 12.25% per annum denominated in Colombian pesos. The first payment of the principal and interest will be repaid six months after receiving the loan. After the first payment, the principal and interest will be repaid semi-annually. As of December 31, 2021, the outstanding principal balance was COP$4,592,095 ($1,153).

13. CAPITAL STOCK
Common Shares

As of December 31, 2020, the Company's amended and restated articles provided for an unlimited number of voting common shares without par value and an unlimited number of non-voting common shares without par value.
As of December 31, 2021 and 2020, a total of 26,605,797 and 24,883,024 common shares were issued and outstanding, respectively.

Convertible Note due July 2024
In connection with the convertible note purchase agreement, the Company issued a total of 720,085 common shares upon debt conversion to the noteholder for the year ended December 31, 2021. Refer to Note 12 for more information.
Subsequent to December 31, 2021, in connection with the 2024 Note Purchase Agreement, the Company issued a total of 7,000 common shares upon debt conversion to the noteholders, with a value of $15. The Company also repaid principal and accrued interest of approximately $3,500 related to the 2024 Convertible Note. Refer to Note 22 Subsequent Events for more information.
Preferred Shares
As of December 31, 2020, the Company's amended and restated certificate of incorporation provided for an unlimited number of preferred shares without par value. As of December 31, 2021 and 2020, the Company had no preferred shares issued and outstanding.
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

Company's common shares on Nasdaq equals or exceeds $15.00 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations) for any 20 trading days within any consecutive 30 trading day period on or before the fourth anniversary of the Closing. As of December 31, 2020, the shares were legally outstanding, however since none of the performance conditions were met, no shares were included in the Company's statement of shareholders equity.

The condition for the first 50% of the shares reserve was met in the three months ended March 31, 2021, and therefore 570,212 shares are included in the Company's statement of shareholders equity. Since then, the performance condition for the remaining 50% of the common shares reserves has not been met, therefore no additional shares were released from escrow.

Warrants

As of December 31, 2021, excluding the Rock Cliff warrants, the Company had 12,877,361 of its public warrants classified as a component of equity and 4,900,000 of its private warrants recognized as liability. Each warrant entitles the holder to purchase one common share at an exercise price of $11.50 per share commencing 30 days after the closing of the Business Combination and will expire on December 18, 2025, at 5:00 p.m., New York City time, or earlier upon redemption. Once the warrants are exercisable, the Company may redeem the outstanding public warrants at a price of $0.01 per warrant if the last reported sales price of the Company’s common shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders. The private warrants were issued in the same form as the public warrants, but they (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis at the holder’s option, in either case as long as they are held by the initial purchasers or their permitted transferees (as defined in the warrant agreement). Once a private warrant is transferred to a holder other than an affiliate or permitted transferee, it is treated as a public warrant for all purposes. The terms of the warrants may be amended in a manner that may be adverse to holders with the approval of the holders of at least a majority 50.1% of the then outstanding warrants.

For the year ending December 31, 2021, the Company received total proceeds of $1,410 from the exercise of 122,639 of its public warrants by their holders.

In accordance to ASC 815, certain provisions of private warrants that do not meet the criteria for equity treatment are recorded as liabilities with the offset to additional paid-in capital and are measured at fair value at inception and at each reporting period in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations and comprehensive loss in the period of change. Refer to Note 3 for valuation of warrants.

As of December 31, 2021, the Company performed a valuation of the private warrants and as a result recorded a net gain on remeasurement for the twelve months ended December 31, 2021, of $16,856 in its statement of operations.

Series D Convertible Notes due March 2022

In connection with the issuance of the 2022 Convertible Notes, the Company issued 9,509 warrants to acquire Clever Leaves common shares to one of the note holders. The warrants vest when the 2022 Convertible Notes issued to the warrant holder is converted into shares and expire on March 30, 2023. The warrants were cancelled in July 2021 upon repayment of the 2022 Convertible Notes. Refer to Note 12 for more information.

Herbal Brands Acquisition

In April 2019, the Company issued the Rock Cliff Warrants to purchase 193,402 Clever Leaves Class C convertible preferred shares on a 1:1 basis, at a strike price of $8.79 per share. The fair value of the Rock Cliff Warrants was $717. The warrants can be exercised in part or in whole at any time prior to the expiration date of May 3, 2021, and are not assignable, transferable, or negotiable. The equity classified warrants are amortized to interest expense over the life of the debt. During the year ended December 31, 2021, the Company amortized $410 to interest expense.

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Neem Holdings Warrants

In November 2020, Clever Leaves issued to Neem Holdings Warrants to purchase the number of Clever Leaves common shares that would entitle Neem Holdings to receive 300,000 Holdco common shares. Warrants were exercisable for all, but not less than all, of the Warrant Shares and expire at the earlier of (i) the date and time that the Business Combination Agreement is terminated in accordance with its terms; and (ii) the Closing Date. Following the successful closing of the Business Combination Agreement, Neem Holdings exercised their right and as a result the Company issued 300,000 Holdco common shares for an aggregate purchase price of $3. Refer to Note 12 for more information on the Neem Holdings Convertible Note.
14. GENERAL AND ADMINISTRATION
The components of general and administrative expenses were as follows:

	Year ended
	December 31, 2021	December 31, 2020

Salaries and benefits	$14,309	$13,354
Office and administration	5,024	3,319
Professional fees	6,227	6,985
Share based compensation	11,451	1,652
Rent	1,082	1,700
Other (a)	305	1,809
Total	$38,398	$28,819
(a) The Company reclassified $1,009 research and development ("R&D") expenses, reported in previous period in other general & administrative expense to R&D expense, as presented on the Consolidated Statements of Operations, to conform to the current period presentation.
15. SHARE-BASED COMPENSATION

Northern Swan Holdings, Inc. 2018 Omnibus Incentive Compensation Plan

The Northern Swan Holdings, Inc. 2018 Omnibus Incentive Compensation Plan, as amended (the “2018 Plan”) provides for the Company to grant incentive stock options, nonqualified stock options, restricted share units ("RSUs") and other share-based awards to its employees, directors, officers, outside advisors and non-employee consultants. The 2018 Plan was terminated as of December 18, 2020 in respect of future grants of awards and issuances and distributions of common shares, other than issuances of common shares upon the exercise of options or the vesting of RSUs granted under the 2018 Plan that were outstanding on December 18, 2020.

As of December 31, 2020, the Company had reserved 4,500,000 common shares for issuance to its employees, directors, outside advisors and non-employee consultants pursuant to the 2018 Plan Unless otherwise provided, at the time of grant, the options issued pursuant to the 2018 Plan expire ten years from the date of grant and generally vest over four years, with 25% of the award vesting in four equal installments. As of December 31, 2020, no new awards will be issued under the 2018 Plan.

Clever Leaves Holdings Inc. 2020 Incentive Award Plan

In connection with the Business Combination, the Company adopted the Clever Leaves Holdings Inc. 2020 Incentive Award Plan (the “2020 Plan”) which provides for the Company to grant incentive stock options, nonqualified stock options, RSUs and other shares-based awards to its employees, directors, officers, outside advisors and non-employee consultants.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Under the 2020 Plan, the Company had reserved 2,813,215 common shares for issuance to its employees, directors, outside advisors and non-employee consultants. Unless otherwise provided, at the time of grant, the options and RSUs issued pursuant to the 2020 Plan generally expire ten years from the date of grant and generally vest over four years, with 25% of the award vesting in four equal installments. As of December 31, 2021 and December 31, 2020, 2,378,365 and 2,813,215 common shares, respectively, were available for future grants of the Company’s common shares under the 2020 Incentive Award Plan.

Subsequent to December 31, 2021, the Company granted 1,741,659 RSUs to its management, employees, and outside advisors available under the 2020 Incentive Award Plan. The vesting period of these grants range from 1 to 4 years. Please refer to Note 22 for more details.

Clever Leaves Holdings Inc. 2020 Earnout Award Plan

In connection with the Business Combination, the Company adopted the Clever Leaves Holdings Inc. 2020 Earnout Award Plan (the “Earnout Plan”). The purpose of the Earnout Plan is to provide equity awards following the closing of the Business Combination to certain directors, employees and consultants that have contributed to the Business Combination. Under the Earnout Plan, (i) shares constituting 50% of the share reserve were to be issuable only if the closing price of the Company's common shares on Nasdaq equals or exceeds $12.50 per share (as adjusted for shares splits, reverse splits, stock dividends, reorganizations, recapitalizations or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before the second anniversary of the closing (which condition was met on March 16, 2021), and (ii) shares constituting the remaining 50% of the share reserve will be issued only if the closing price of the Company's common shares on Nasdaq equals or exceeds $15.00 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before the fourth anniversary (December 18, 2024) of the closing. Equity awards granted prior to these hurdles being met will vest only if the applicable hurdles are achieved; equity awards granted following the hurdles being achieved need not include the hurdles. In addition, the Company’s board of directors may choose to impose additional vesting conditions.
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

As of December 31, 2021 and December 31, 2020, 35,602 and 1,440,000 common shares, respectively, were available for future issuance under the 2020 Earnout Award Plan.

Share-Based Compensation Expense
The following table summarizes the Company's share-based compensation expense for each of its awards, included in the Consolidated Statement of Operations:

	Year Ended
	December 31, 2021	December 31, 2020

Share-based compensation award type:
Stock Options	1,293	1,366
RSUs	10,158	286
Total Shared Based Compensation Expense	11,451	1,652

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

The Company recognized share-based compensation expense in general and administrative expenses.

Share-Based Award Valuation
The following table presents the weighted average assumptions used in the Black-Scholes Merton option pricing model to determine the fair value options granted during the periods presented:

Weighted Average Assumptions
	December 31, 2021	December 31, 2020
Risk-free interest rate	0.78% - 1.09%	0.22% - 0.41%
Expected dividend yield	0.0%	0.0%
Expected volatility	75% to 90%	85% to 90%
Expected life (in years)	5.00 - 6.25	0.14 - 5.00

Stock Options
The following table summarizes the Company’s stock option activity during the twelve months ended December 31, 2021 and 2020:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as at December 31, 2019	1,195,544	$14.18	3.21	$3,194
Granted	121,291	$6.71	3.64	$—
Exercised	(88,706)	$0.24	—	$705
Forfeited	(331,241)	$11.86	—	$—
Balance as at December 31, 2020	896,888	$5.22	3.96	$2,889
Granted	64,736	$13.81	9.23
Exercised	(40,942)	$0.24	—	$434
Forfeited	(46,830)	$10.65	—	$—
Expired	(89,659)	$9.43	—	$—
Balance as at December 31, 2021	784,193	$5.91	3.68	$—
Vested and expected to vest as at December 31, 2021	772,912	$5.85	3.69	$—
Vested and exercisable as at December 31, 2021	496,830	$5.83	3.61	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for all stock options that had exercise prices lower than the fair value of the Company’s common shares.

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2021 and 2020 was $9.97 and $2.02, respectively.

The share-based compensation expense related to unvested stock options awards not yet recognized as of December 31, 2021and 2020 was $1,414 and $2,276, respectively, which is expected to be recognized over a weighted average period of 1.4 years and 1.9 years respectively.

Restricted Share Units
Time-based Restricted Share Units

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

The fair value for time-based RSUs is based on the closing price of the Company's common shares on the grant date.
The following table summarizes the changed in the Company’s time-based restricted share unit activity during the twelve months ended December 31, 2021 and 2020:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2019	—	$—
Granted	83,715	$3.25
Vested	(2,989)	$3.25
Canceled/forfeited	(2,092)	$3.25
Unvested as of December 31, 2020	78,634	$3.25
Granted	592,213	12.61
Vested	(151,000)	13.86
Canceled/forfeited	(17,146)	7.86
Unvested as of December 31, 2021	502,701	$10.93
The stock-based compensation expense related to unvested time-based restricted share units not yet recognized as of December 31, 2021 and 2020 was $4,708 and $521, respectively, which is expected to be recognized over a weighted average period of 2.4 years and 1.3 years respectively.

Market-based Restricted Share Units
During the year ended December 31, 2021, the Company granted RSUs with both market conditions and a service condition (market-based RSUs) to the Company's employees under the Earnout Plan. The market-based condition for these awards requires that (i) the Company's common share maintain a closing price equal to or greater than $12.50 for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2022 (which condition was met on March 16, 2021) or (ii) the Company's common share maintain a closing price equal to or greater than $15.00 for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2024. Provided that the market-based condition is satisfied, and the respective employee remains employed by the Company, the market-based RSUs will vest in four equal annual installments on the applicable vesting date. The RSUs with the closing-price condition of $12.50 or more was met in the twelve months ended December 31, 2021.

The following table represents the weighted-average assumptions used in the Monte Carlo simulation model to determine the fair value of the market-based restricted share units granted during the twelve months ended December 31, 2021.

Weighted Average Assumptions
December 31, 2021
Grant date share price	$13.68
Risk-free interest rate	0.52%
Expected dividend yield	0.0%
Expected volatility	90%
Expected life (in years)	1.3 - 3.8

The following table summarizes the change in the Company's market-based restricted share units activity during the twelve months ended December 31, 2021.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2020	—	$—
Granted	1,256,785	13.06
Vested	(117,895)	13.91
Canceled/forfeited	(65,559)	13.53
Unvested as of December 31, 2021	1,073,331	$12.94
There was no market-based RSUs activity during the twelve months ended December 31, 2020.
The share-based compensation expense related to unvested market-based RSUs not yet recognized as of December 31, 2021 was $8,462, which is expected to be recognized over a weighted average period of 3.1 years.
16. REVENUE

Disaggregation of Revenue
See Note 17 Segment Reporting for disaggregation of revenue data.

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

As of December 31, 2021, the Company's deferred revenue, included in current liabilities and non-current was $653 and $1,548, respectively.

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

Company’s CEO. Segment goodwill and other intangible assets, net, are disclosed in Note 10 Goodwill and Note 9 Intangible Assets, respectively.
As of December 31, 2021 and 2020, the Company’s operations were organized in the following two reportable segments:
1.The Cannabinoid operating segment: comprised of the Company’s cultivation, extraction, and commercialization of cannabinoid products. This operating segment is in the early stages of commercializing cannabinoid products internationally pursuant to applicable international and domestic legislation, regulations, and other permits. The Company’s principal customers and sales for its products are primarily outside of the U.S.
2.Non-Cannabinoid operating segment: comprised of the brands acquired as part of the Herbal Brands acquisition in April 2019. The segment is engaged in the business of formulating, manufacturing, marketing, selling, distributing, and otherwise commercializing nutraceutical and other natural remedies, wellness products, detoxification products, and nutritional and dietary supplements. The Company’s principal customers for its Herbal Brands products include mass retailers, specialty and health retailer and distributors in the U.S.

The following table is a comparative summary of the Company’s net sales and segment profit for by reportable segment for the periods presented:

	Year ended
	December 31, 2021	December 31, 2020
Segment Net Sales:
Cannabinoid	$3,242	$2,511
Non-Cannabinoid	12,132	9,606
Total Net Sales	15,374	12,117

Segment Profit (Loss):
Cannabinoid	(16,915)	(18,798)
Non-Cannabinoid	2,631	1,863
Total Loss	$(14,284)	$(16,935)

Reconciliation:
Total Segment Loss	(14,284)	(16,935)
Unallocated corporate expenses	(11,196)	(6,405)
Non-cash share based compensation	(11,451)	(1,652)
Depreciation and amortization	(1,768)	(1,854)
Goodwill impairment	(18,508)	(1,682)
Loss from operations	$(57,207)	$(28,528)

(Gain) loss on debt extinguishment, net	(3,262)	2,360
Gain on remeasurement of warrant liability	(16,856)	(10,780)
Loss on fair value of derivative instrument	—	657
Loss on investments	—	464
Foreign exchange loss	1,276	491
Interest expense	6,818	4,455
Other income, net	(502)	(284)
Loss from operations before income taxes and equity investment loss	$(44,681)	$(25,891)

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenue of 10% or greater of total revenues are presented below for the periods indicated:

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	Percentage of Revenues		Percentage of Accounts Receivable
	December 31,		December 31,
	2021	2020	2021	2020
Customer A (a)	*	*	*	40%
Customer B (a)	*	*	*	23%
Customer C (b)	17%	21%	25%	11%
Customer D (a)	*	*	18%	*
* denotes less than 10%

(a) net sales attributed are reflected in the cannabinoid segments
(b) net sales attributed are reflected in the non-cannabinoid segments

During 2021 and 2020, the Company's net sales for the non-cannabinoid segment were in the U.S; cannabinoid net sales were mostly outside of the U.S., primarily in Colombia, Israel, Brazil and Australia.

	December 31, 2021	December 31, 2020
Long-lived assets
Cannabinoid	$30,709	$25,485
Non-Cannabinoid	216	176
Other(a)	7	19
	$30,932	$25,680
____________
(a)“Other” includes long-lived assets primarily in the Company’s corporate offices.
Long-lived assets consist of non-current assets other than goodwill; intangible assets, net; deferred tax assets; investments in unconsolidated subsidiaries and equity securities; and financial instruments. The Company’s largest markets in terms of long-lived assets are Colombia and Portugal.
The following table disaggregates the Company’s revenues by channel for the for the periods presented:

	Year ended
	December 31, 2021	December 31, 2020
Mass retail	$8,070	$6,879
Distributors	5,835	4,036
Specialty, health and other retail	945	689
E-commerce	524	513
	$15,374	$12,117

18. INCOME TAX
Income tax recognized in the statement of operations:

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	Year ended
	December 31, 2021	December 31, 2020
Current tax
Current tax expense in respect of the current year	$—	$—

Deferred tax
Deferred tax expense (recovery) in the current year	950	—
Total income tax expense recognized in the current year	$950	$—
The reconciliation of income tax expense attributable to loss before income taxes differs from the amounts computed by applying the combined federal and provincial combined tax rate of 27% (2020 — 27%) of pre-tax loss as a result of the following:

	Year ended
	December 31, 2021	December 31, 2020
Net loss before income tax	$(44,681)	$(25,891)
Expected federal income tax recovery calculated at 27% (a)	(12,064)	(6,992)
Effect of income/expenses, net, that are not (taxable)/deductible (permanent differences) in determining taxable profit	3,493	(1,454)
Tax rates differences applicable to foreign subsidiaries	(708)	(143)
Adjustments related to prior years	0	958
Change valuation allowance	7,988	8,009
Foreign exchange	1,226	(378)
Changes in tax rates	950	—
Other	65	—
Income tax expense	$950	$—

(a)Due to the substantial alignment of the taxable income base between Canada and its provinces, the combined federal and provincial rate has been used as the reconciliation rate.

The following net deferred tax assets are not recognized in the consolidated financial statements due to the unpredictability of future income as of the periods presented:

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	Year ended
	December 31, 2021	December 31, 2020
Deferred tax asset (liability)
Non-capital losses carry forward	$24,139	$18,436
Capital losses carryforward	98	98
Other	3,765	1,697
Property, plant and equipment	595	279
Intangibles	581	441
Deferred tax assets	$29,178	$20,951
Valuation allowance	(28,513)	(20,525)
Intangible assets	(6,650)	(5,700)
Other	(665)	(426)
Net deferred tax liability	$(6,650)	$(5,700)
As at December 31, 2021, the Company has operating losses, which may be carried forward to apply against future year’s income tax for income tax purposes, subject to final determination by taxation authorities and expiring as follows:

	Canada	United States	Colombia	United Kingdom	Portugal	Germany	Total

2030	$—	$—	$2,689	$—	$—	$—	$2,689
2031	—	—	12,395	—	1,909	—	$14,304
2032	—	—	6,135	—	4,088	—	$10,223
2033	—	—	7,591	—	4,159	—	$11,750
2037	—	641	—	—	—	—	$641
2038	117	—	—	—	—	—	$117
2039	1,058	—	—	—	—	—	$1,058
2040	11,605	—	—	—	—	—	$11,605
2041	9,297	—	—	—	—	—	$9,297
Indefinite	—	13,520	—	—	—	9,103	$22,623
Total	$22,077	$14,161	$28,810	$—	$10,156	$9,103	$84,307
Should all of the deferred tax assets be recognized as an asset in the future, approximately $390 of the benefit would be credited to share capital. Due to the losses sustained by the Company in the current and prior periods, no amount of deferred tax related to investments in subsidiaries has been recognized.
Uncertain Tax Benefits
The Company has recorded no provisions for, or reserved amounts related to unrecognized deferred tax assets in respect of, uncertain tax benefits during calendar year December 31, 2021 and 2020. The Company did not record any expenses related to interest or penalties related to income taxes during calendar year December 31, 2021 and 2020. All years since the incorporation of the Company and its subsidiaries remain open to be audited by tax authorities.
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

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share:

	Year Ended
	December 31, 2021	December 31, 2020
Numerator:
Net loss	$(45,726)	$(25,895)
Adjustments to reconcile to net loss available to common stockholders:
Accretion of Class D preferred shares to liquidation preference on automatic conversion	—	10,219
Net loss — basic and diluted	$(45,726)	$(36,114)

Denominator:
Weighted-average common shares outstanding - basic and diluted	25,690,096	10,815,580

Net loss per common share - basic and diluted	$(1.78)	$(3.34)
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

The Company excluded the following potential common shares, presented based on amounts outstanding at December 31, 2021 and 2020, from the computation of diluted net loss per share attributable to common shareholders because including them would have had an anti-dilutive effect:

	December 31, 2021	December 31, 2020

Common stock warrants	17,840,951	17,963,591
SAMA earnout shares	570,211	1,140,423
Stock options	784,193	896,888
Unvested restricted share units	1,576,031	78,634
Total	20,771,386	20,079,536
20. CONTINGENCIES AND COMMITMENTS
The Company is involved in various legal claims and actions arising in the normal course of the Company’s operations. Although the outcome of these claims cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on the Company’s financial position, cash flows or results of operations.
Lease Commitments
The Company and its subsidiaries lease its office facilities and cannabis related facilities in the United States and Colombia under non-cancellable operating lease agreements.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Undiscounted future minimum annual lease payments for the next five years and thereafter are as follows:

Lease Commitments
2022	$1,910
2023	1,562
2024	845
2025	337
2026	152
Thereafter	286
Total	$5,092
Purchase Commitments
The Company does not have any commitments to purchase raw materials at specific prices under any supplier contracts. Additionally, the Company is committed to pay approximately $2,350 for insurance coverage. In 2020, the Company was committed to pay approximately $2,800 for insurance coverage. See Note 12 for information on the Company's debt obligations.

21. RELATED PARTY TRANSACTIONS
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

Refer to Note 8, Note 12, and Note 13 for more information on the Herbal Brands acquisition and related financing.

On November 9, 2020, Clever Leaves and the Company entered into the Neem Holdings Convertible Note and the Neem Holdings Warrants with Neem Holdings, a shareholder of the Company. Upon consummation of the Business Combination, the Company repaid the Neem Holdings Convertible Note in full and Neem Holdings exercised the Neem Holdings Warrants. See Note 12 for more information.

22. SUBSEQUENT EVENTS

The Company has evaluated its subsequent events from December 31, 2021 through the date these consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these consolidated financial statements other than the items noted below.
2024 Convertible Note-Redemption

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Subsequent to December 31, 2021, in connection with the 2024 Note Purchase Agreement, the Company issued a total of 7,000 common shares upon debt conversion to the noteholders, with a value of $15. The Company also repaid principal and accrued interest of approximately $3,500 related to the 2024 Convertible Note. As of March 22, 2022, the outstanding balance on the Convertible Note payable was approximately $16,395.
First Amendment to Secured 2024- Convertible Note

On January 13, 2022, the Company and Catalina LP entered the First Amendment to the Secured Convertible Note (the "First Amendment Agreement"), amending certain terms of the original Secured Convertible Note issued by the Company to Catalina. These amendments are temporary amendments that expire on July 19, 2022, at which time the terms of the original note apply with respect to such amendments. The First Amendment Agreement allows Catalina to elect to receive cash repayment on account of Principal if the closing price per share of the Company’s common shares on the Nasdaq Capital Market is below $2.20 (from $7.00 in the original Secured Convertible Note) on any 10 of the previous 20 trading days. The terms of the Original Note will apply to redemptions or repayments after July 19, 2022, unless further amended by the parties thereto. For more information refer to exhibit 10.59 incorporated herein by reference, in Part IV, Exhibits, of this Annual Report on Form 10-K.

Investment in Cansativa

On February 1, 2022, the Company signed an agreement, which is subject to regulatory approval with Germany, to sell 1,586 shares of investment in Cansativa for approximately EUR 2,300, resulting in a gain of approximately $2,055. As a result of this sale, the Company's equity ownership of Cansativa, on a fully diluted basis, decreased from 14.22% to approximately 9% of the book value of Cansativa net assets. This change did not impact the equity method classification.

Grant of RSUs

On January 14, 2022, the Company granted 1,741,659 RSUs to its management, employees, and outside advisors available under the 2020 Incentive Award Plan. The vesting period of these grants range from 1 to 4 years. Please refer to Note 15 for more details on the 2020 Incentive Award Plan.

Equity Distribution Agreement

On January 14, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent”). Under with the terms of the Equity Distribution Agreement, the Company may issue and sell its common shares, without par value, having an aggregate offering price of up to $50,000 from time to time through the Agent. The issuance and sale of the common shares under the Equity Distribution Agreement have been made, any such future sales will be made, pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-262183), which includes an “at-the-market” (“ATM”) offering prospectus supplement. As of the date of filing this Form 10-K, the Company is now subject to “baby shelf” rules pursuant to Instruction I.B.6. of Form S-3. As such, the Company may not sell more than one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates, where such aggregate market value is calculated using figures from a date or dates, as the case may be, within the preceding 60-days from the date of filing this 10-K. Pursuant this baby shelf cap, we may not offer to or sell equity securities for more than one-third of our public float, which, as of the date of this filing, limits the aggregate offering price pursuant to the ATM to approximately $18,000, but may increase if and when our public float increases.

Subject to terms of the Equity Distribution Agreement, the Agent is not required to sell any specific number or dollar amount of common shares but has agreed to act as the Company’s sales agent, using commercially reasonable efforts to sell on the Company’s behalf all of the common shares requested by the Company to be sold, consistent with the Agent’s normal trading and sales practices, on terms mutually agreed between the Agent and the Company. The Agent is entitled to compensation under the terms of the Equity Distribution Agreement at a fixed commission rate not to exceed 3.0% of the gross proceeds from each issuance and sale of common shares. As of March 22, 2022, the Company has issued and sold 2,801,997 shares pursuant to the ATM offering, for aggregate net proceeds of $3,316 and may issue and sell additional shares, subject to the limitations described above.

Warrant Waiver Agreement

On February 2, 2022, (the Sponsor entered into a Waiver of Certain Rights (the “Waiver”) with the Company, pursuant to which the Holder (1) waived its right to exercise any of its 4,900,000 warrants to purchase common shares, which waiver shall terminate upon 61 days’ prior written notice to the Company; (2) waived its right to nominate a director to the board of directors of the Company (the “Board”) pursuant to the Investors’ Rights Agreement, dated December 18, 2020, by and among the Company, the Holder and certain investors named therein, until the earlier of when George J. Schultze (i) is no longer a member of the audit committee of the Board (the “Audit Committee”) or (ii) ceases to be a eligible to be a member of the Audit Committee under the rules and regulations of Nasdaq (the period commencing on February 2, 2022 and ending on such date, the “Restricted Period”); (3) agreed not to acquire, directly or indirectly, by means of purchase or in any other manner, beneficial or economic ownership of any securities of the Company during the Restricted Period; and (4) agreed that it will not, without prior written consent of the Board, dispose of any Common Shares, warrants or any securities convertible into, or exercisable, or exchangeable for, Common Shares until the date that is twelve (12) months after the date of the Waiver.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Controls and Procedures

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of as December 31, 2021. The term "disclosure control and procedures" as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021 were not effective due to material weaknesses as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, our management concluded that the Company did not maintain effective internal control over financial reporting as December 31, 2021 due to the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting.

As initially reported in the Annual Report on Form 10-K for the year ended December 31, 2020, Management did not maintain effective control environment attributed to the following:

•The Company's insufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately.
•The Company's insufficient segregation of duties.
•Lack of structure, reporting lines and appropriate authorities and responsibilities to achieve financial reporting objectives.
•Lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls.

Remediation Efforts and Status of Material Weakness

During the period covered by this Annual Report on Form 10-K, our remediation efforts were ongoing and significant progress towards the ongoing remediation of the material weaknesses has been made. Management have taken and are committed to continue to take steps necessary to remediate the control deficiencies that constituted the above material weaknesses. Until the remediation efforts discussed below, including any additional remediation efforts that our Management identifies as necessary, are completed, the material weaknesses described above will continue to exist.

During 2021, we made the following enhancements to our control environment:
a.We added accounting and finance personnel to the Company and one of our key subsidiaries to strengthen our internal accounting team, to provide additional individuals to allow for segregation of duties in the preparation and review of schedules, calculations, and journal entries that support financial reporting, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures. These personnel include SEC Reporting Director and Manager at the corporate level, a Controller at one of our key subsidiaries and a SOX manager at another key subsidiary;
b.We enhanced our controls to improve the preparation and review over complex accounting measurements, and the application of GAAP to significant accounts and transactions, and our financial statement disclosures; and,
c.We engaged outside consultants to assist us in our evaluation of the design, implementation, and documentation of internal controls that address the relevant risks, and that provide for appropriate evidence of performance of our internal controls (including completeness and accuracy procedures) and to provide technical Sarbanes-Oxley Act training to individuals throughout the organization that are responsible for executing internal controls.
Our remediation activities are ongoing during calendar year 2022. In addition to the above actions, we expect to engage in additional activities, including, but not limited to:

a.Adding more technical accounting resources to enhance our control environment and to allow for proper segregation of duties;
b.Enhance the Company's accounting software system with a system designed with the functionality to properly segregate duties;
c.Until we have sufficient technical accounting resources, we will continue to engage external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP, and to assist us with documenting and assessing our accounting policies and procedures; and,
d.Engaging outside consultants to assist us in performing testing in order to evaluate the operating effectiveness of our internal controls.
Under the direction of the audit committee of the board of directors, management will continue to take measures to remediate the material weaknesses in calendar year 2022. As such, we will continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weaknesses. We believe that our remediation plan will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting.

We believe the corrective actions and controls need to be in operation for a sufficient period for management to conclude that the control environment is operating effectively and has been adequately tested through audit procedures. Therefore, the material weaknesses have not been remediated as of the date of this report.

Attestation report of the registered public accounting firm

Not applicable

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. Except as noted above, no change to our internal control over financial reporting occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors are elected for one-year terms at every annual general meeting. Our executive officers are appointed by the directors and the directors may, at any time, terminate the appointment or otherwise revoke, withdraw, alter or vary all or any of the functions, duties and powers of the officer.

Information about our directors and executive officers as of the date of this filing is set forth below. On February 9, 2022, our Board and Kyle Detwiler mutually determined that Mr. Detwiler will step down as our Chief Executive Officer and Chairman, effective as of March 24, 2022. The Board appointed Andres Fajardo to succeed Mr. Detwiler as Chief Executive Officer effective March 25, 2022.

Name	Age	Positions held
Kyle Detwiler (1)	39	Chief Executive Officer and Chairman
Andres Fajardo (2)	44	President and Director
Henry R. Hague III	50	Chief Financial Officer
David M. Kastin	54	General Counsel and Corporate Secretary
Julian Wilches	43	Chief Regulatory Officer
Elisabeth DeMarse	68	Director
Gary Julien	52	Director
George J. Schultze	52	Director
William Muecke	53	Director Nominee
(1) Mr. Detwiler will step down as Chief Executive Officer and Chairman, effective as of March 24, 2022.
(2) Mr. Fajardo has been appointed by the Board to succeed Mr. Detwiler as Chief Executive Officer, effective March 25, 2022. Mr. Fajardo will remain a Director.

Kyle Detwiler

Mr. Detwiler has served as our Chief Executive Officer and Chairman since the consummation of the Business Combination on December 18, 2020, and will step down from these roles, effective as of March 24, 2022. Mr. Detwiler served as the Chief Executive Officer of Clever Leaves (and its predecessor company) since August 2017. In 2015, Mr. Detwiler co-founded Silver Swan Capital, an investment firm focused on niche and under followed sectors. From 2012 to 2015, he served as a Principal at The Blackstone Group Inc., a leading alternative investment manager with $564 billion in assets under management. As an early member of the Tactical Opportunities Fund, Mr. Detwiler was involved in the management and served as a board member of seven investments or portfolio companies. From 2007 to 2009, Mr. Detwiler was a member of the private equity practice at KKR & Co. Inc., focusing on transactions in the oil and gas, energy, natural resource and health care sectors. Mr. Detwiler began his career as an investment banker at Morgan Stanley where he worked from 2005 to 2007. Mr. Detwiler served on the boards of directors of Lift & Co. from 2017 and 2018, and Colson Capital Corp. since 2017. Mr. Detwiler earned his MBA with distinction from Harvard Business School and his BA, cum laude, in economics from Princeton University. We believe Mr. Detwiler is well qualified to serve on our Board due to his prior senior leadership and board experience at Blackstone, including substantial investment experience in Latin America, and his role in building Clever Leaves (and its predecessor company) since inception. On February 8, 2022, the Board of Directors of the Company (the "Board") and Kyle Detwiler mutually determined that Mr. Detwiler would step down from his position as the Company's CEO and Chairman of the Board effective as of March 24, 2022.

Andres Fajardo

Mr. Fajardo has served as a Director and our President since the consummation of the Business Combination on December 18, 2020 and will succeed Mr. Detwiler as Chief Executive Officer beginning on March 25, 2022. Prior to the consummation of the Business Combination, Mr. Fajardo served as the President of Clever Leaves since 2019. Mr. Fajardo has served in various roles within our company, including Chief Executive Officer in 2019 and Chairman in 2018 of Clever Leaves Colombia, after helping establish the Clever Leaves Colombia business in 2016. Prior to Clever Leaves, from 2016 to 2018, Mr. Fajardo was a Founding Partner of Mojo Ventures, a venture capital incubator in Colombia. Mr. Fajardo has more than 20 years of management experience, having served as Chief Executive Officer of IQ Outsourcing, a leading Colombian business processing outsourcing firm from 2010 to 2015, and previously a principal member at Booz & Company from 2000 to 2010. Mr. Fajardo also served on the boards of directors and advisory boards of a number of private companies from 2012 through 2020. Mr. Fajardo holds an MBA from Harvard Business School and a BS, with honors, from Los Andes University in Colombia in Industrial Engineering and Economics. We believe Mr. Fajardo is qualified to serve on our Board due to his experience as a Chief Executive Officer leading complex organizations, his tenure as a management consultant in a global renowned firm that is testament of his ability to design, develop, and implement business and operating strategies, his previous success as an entrepreneur, and his prior experience serving on boards of directors and advisory boards. On February 8, 2022, the Board of directors appointed Andres Fajardo as the Company's CEO, effective as of March 25, 2022.

Henry R. Hague, III

Henry R. Hague, III has served as our Chief Financial Officer since February 22, 2021. Mr. Hague has extensive financial and accounting experience and for the past 14 years he has held the Chief Financial Officer position for companies across manufacturing, pharmaceutical, cannabis and medical technology industries. Prior to joining us, from July 2020 to February 2021, Mr. Hague served as the Chief Executive Officer of Aidance Scientific, an FDA registered manufacturer of branded and private label OTC topical medications. From October 2018 to June 2020, he served as the Chief Financial Officer of Abacus Health Products Inc., a manufacturer of topical OTC pain and skin condition products, which was acquired by Charlotte’s Web Holdings, Inc. in June 2020. Mr. Hague served as the Chief Financial Officer of Foster Corporation from 2009 to 2018, as Chief Operating Officer from 2014 to 2017 and as Executive Vice President of Sales from 2012 to 2014. Mr. Hague served as the Chief Financial Officer of Scott Brass, a portfolio company of Sun Capital Partners, from 2007 to 2009. Mr. Hague holds a BS in Finance from Bentley University.

David M. Kastin

David Kastin has served as our General Counsel and Corporate Secretary since August 2020. From August 2015 to January 2020, Mr. Kastin was Senior Vice President, General Counsel and Corporate Secretary of The Vitamin Shoppe, Inc. Mr. Kastin previously served as the Senior Vice President, General Counsel and Corporate Secretary of Town Sports International Holdings, Inc. from August 2007 to July 2015. From March 2007 through July 2007, Mr. Kastin was Senior Associate General Counsel and Corporate Secretary of Sequa Corporation, a diversified manufacturer. From March 2003 through December 2006, Mr. Kastin was in-house counsel at Toys “R” Us, Inc., most recently as Vice President, Deputy General Counsel. From 1996 through 2003, Mr. Kastin was an associate in the corporate and securities departments at several prominent New York law firms, including Bryan Cave Leighton Paisner LLP (formerly, Bryan Cave LLP). From September 1992 through October 1996, Mr. Kastin was a Staff Attorney in the Northeast Regional Office of the U.S. Securities and Exchange Commission. Mr. Kastin graduated from The George Washington University, in Washington, D. C. with a degree in Finance and graduated from The Benjamin N. Cardoza School of Law, with a J.D. degree and is a member of the New York and New Jersey bar.

Julián Wilches

Julián Wilches has served as our Chief Regulatory Officer since the consummation of the Business Combination on December 18, 2020. Prior to the consummation of the Business Combination, Mr. Wilches served as the Chief Regulatory Officer of Clever Leaves since January 2018. Mr. Wilches has more than 17 years of experience, mostly related to narcotic drugs and interagency coordination. Prior to joining Clever Leaves, from May to November 2017, Mr. Wilches was an employee of Olgoonik, an operator of the U.S. Embassy in Colombia. From June 2014 to January 2017, he served as the Deputy Director of Interagency Coordinator in the Attorney General’s Office in Colombia. Mr. Wilches also acted as the Drug Policy Director at the Ministry of Justice and Law of Colombia from December 2011 to June 2014. Mr. Wilches graduated from Los Andes University in Colombia as Political Scientist and earned his Master’s Degree from University of Alcalá de Henares.

Elisabeth DeMarse

Elisabeth DeMarse has served as a Director since the consummation of the Business Combination on December 18, 2020. Ms. DeMarse has been an independent director of Kubient Inc. (Nasdaq: KBNT) since January 2020. She served as Non-Executive Chairman of Nedsense (AMS: NEDSE) from 2015 to 2016 and as an independent director of AppNexus Inc. from 2014 to 2018. Ms. DeMarse has been a limited partner at Tritium Partners, a private equity fund, since 2013, and a limited partner of Kimbark LLC, a family limited partnership, since 2002. From 2012 to 2016, Ms. DeMarse served as President, Chief Executive Officer and Chairman of TheStreet, Inc. (Nasdaq: TST). From 2010 to 2012, she served as Chief Executive Officer of Newser, an award-winning news digest and aggregation website. Ms. DeMarse was the founder and Chief Executive Officer of CreditCards.com from 2006 to 2010 and the Chief Executive Officer of Bankrate from 2000 to 2004. Prior to that, she was an Executive Vice President of Hoover’s, Inc., a company information site and database, which completed its IPO in 1999. Ms. DeMarse spent a decade as Chief Marketing Officer for Bloomberg LP working directly for the founder, Michael Bloomberg, where she was instrumental in the formation of several media properties. A member of The Committee of 200, Ms. DeMarse has an MBA from Harvard Business School and a BA in History from Wellesley College, where she was a Wellesley Scholar. We believe Ms. DeMarse is qualified to serve on our Board due to her extensive experience serving in leadership roles, including as President, Chief Executive Officer and Chairman of TheStreet, Inc., a Nasdaq-listed company, and her experience serving on the boards of directors of other public companies.

Gary M. Julien

Gary M. Julien has served as a Director since the consummation of the Business Combination on December 18, 2020. Mr. Julien served as SAMA’s Executive Vice President from September 2018 and also served as a director on SAMA’s board of directors from December 2018 until the closing of the Business Combination. Mr. Julien was originally appointed as a Director pursuant to certain director nomination rights granted pursuant to the Investor Rights Agreement, dated as of December 18, 2020, between the Company and the Investors named therein, to SPAC Majority Holders, as defined therein. Mr. Julien also serves as a Managing Director, Acquisitions at Schultze Asset Management and as Executive Vice President and a director at Schultze Special Purpose Acquisition Corp. II. Mr. Julien has over 20 years of M&A and public and private equity investment experience across a variety of industries, including experience in the special purpose acquisition company market. Mr. Julien previously led and supported M&A initiatives on behalf of entities controlled by Mario J. Gabelli, Chairman, and Chief Executive Officer of GAMCO Investors, Inc., including as Executive Vice President, Corporate Development for PMV Acquisition Corp. LICT Corporation and CIBL, Inc. From November 2009 through 2014, Mr. Julien was Senior Vice President at Bronson Point Management, an investment management firm, where he originated, oversaw and analyzed public market investments helping to the firm grow from approximately $70 million in assets under management at launch in 2010 to $1.9 billion in 2014. From 2007 through 2009, Mr. Julien led and supported M&A and corporate finance initiatives for the private investment firm Kanders & Company, Inc. and its affiliates including as Vice President, Corporate Development of Kanders & Company, Clarus Corp. and Highlands Acquisition Corp. From 2003 through 2006, Mr. Julien was Vice President, Corporate Development for Armor Holdings, Inc., an aerospace and defense company and portfolio company of Kanders & Company, where he oversaw M&A and divestitures for the company, executing 15 transactions during this period and investing approximately $1.2 billion. During this period, Armor Holdings’ revenue grew from $305 million to $2.4 billion prior to its sale to BAE Systems plc in July 2007 for $4.5 billion. Mr. Julien previously worked at Global Crossing Ltd. where he led and supported several M&A, joint ventures and minority investments. Mr. Julien received an MBA with honors in Finance from Columbia Business School and a BS from the Newhouse School of Communications at Syracuse University. We believe Mr. Julien is qualified to serve on our Board due to his M&A experience, which spans over 20 years, and public and private equity investment experience across a variety of industries.

George J. Schultze

George J. Schultze has served as a Director since February 2022. Mr. Schultze was appointed as a Director pursuant to the Waiver of Certain Rights, dated February 2, 2022, between the Company and Schultze Special Purpose Acquisition Sponsor. Mr. Schultze previously served as Chief Executive Officer and Chairman of Schultze Special Purpose Acquisition Corp., which completed a business combination with us, Clever Leaves International, Inc. and Novel Merger Sub, Inc., resulting in Schultze Special Purpose Acquisition Corp. becoming our wholly-owned subsidiary. Mr. Schultze founded Schultze Asset Management, LP in 1998 and continues to serve as Managing Member of its general partner. Mr. Schultze has served as the Chief Executive Officer and Chairman of Schultze Special Purpose Acquisition Corp. II since 2021. Mr. Schultze has been a board member of both Schultze Master Fund, Ltd and Schultze Offshore Fund, Ltd since 2004 and has served on the Litigation Trust Subcommittee of Tropicana Entertainment since 2009. Throughout his career, Mr. Schultze has served on the boards and committees of over 35 companies, including Chrysler and United Airlines. Mr. Schultze holds an MBA from Columbia Business School and a JD from Columbia Law School. Mr. Schultze earned a BA from Rutgers College, where he graduated with the Henry Rutgers Scholar distinction. We believe Mr. Schultze is qualified to serve on our Board based on his extensive investment experience and prior board memberships.

William Muecke

William Muecke has been appointed to serve as a Director, effective March 25, 2022. Mr. Muecke co-founded Artemis Growth Partners, LLC in 2017 and since then has led investment origination, due diligence and execution staff management, deal processing, legal structuring, and exits. Mr. Muecke formerly was co-founder and managing partner of CoreCo Private Equity, a 2017 recipient of “Best for the World” impact investment funds as rated by B Analytics | GIIRS (Global Impact Investment Rating System), a sister company B Corporation and part of the B Labs family of impact rating services. Prior to co-founding CoreCo Private Equity, Mr. Muecke was managing director and global co-head of the healthcare services sector in the healthcare investment banking group at Goldman, Sachs & Co. in New York City. Prior to his leadership role in the healthcare investment banking group, Mr. Muecke was global co-head of the mobile data sector in the communications, media, and entertainment group at Goldman, Sachs & Co. in San Francisco. Prior to his years at Goldman, Mr. Muecke was vice president and leveraged finance senior officer specializing in high yield debt, restructuring advisory, and leveraged buyouts at Donaldson, Lufkin & Jenrette in San Francisco. Over the duration of a 27-year career in global finance, Mr. Muecke developed expertise first as a banker in advisory, restructuring, and corporate finance, and then, later, as an investor in structuring, funding, and successfully exiting from multiple private equity deals. Mr. Muecke’s technical skills in deal structuring, debt and equity funding, and merger negotiations across a wide variety of U.S. and international industries. Mr. Muecke maintains a network of executive-level contacts at global corporations, institutional investors, large family offices, private investment firms, and commercial and investment banks. Mr. Muecke earned a BA in English with a minor in Honors Chemistry from Cornell University and is a graduate of the FALCon Program in Japanese at Cornell’s Graduate School. We believe Mr. Muecke is qualified to serve on our Board based on his experience supporting companies within the global cannabis sector, across the value chain.

Family Relationships and Other Arrangements

There are no family relationships among our directors and executive officers. Except as described above in the director biographies, there are no arrangements or understandings between or among our executive officers and directors pursuant to which any director or executive officer was or is to be selected as a director or executive officer.

Corporate Governance

Code of Conduct

Our Code of Conduct applies to all our employees, officers and directors, including our principal executive officer, principal financial officer and other senior financial officers. Our Code of Ethics for Senior Financial Employees constitutes a “code of ethics” as defined by Item 406(b) of Regulation S-K. The Code of Conduct and Code of Ethics for Senior Financial Employees are publicly available without charge on the “Governance – Code of Conduct” and “Governance – Senior Financial Officer Code of Ethics” portions of our website, www.cleverleaves.com.

Changes to Shareholder Director Nomination Process

There were no material changes in 2021 to the process by which our shareholders may recommend nominees to our Board of Directors.

Audit Committee

Following the resignation of Etienne Deffarges on January 14, 2022 and subsequent appointment of George J. Schultze, our Audit Committee consists of Elisabeth DeMarse, Gary M. Julien and George J. Schultze. Ms. DeMarse is the chair of the Audit Committee. Each member of the Audit Committee meets the independence requirements under the Nasdaq rules, including the enhanced independence requirements set forth in Rule 10A-3 under the Exchange Act. Each member of the Audit Committee is financially literate, and Ms. DeMarse qualifies as the “audit committee financial expert,” as such term is defined in Item 407 of Regulation S-K and qualifies as the “financially sophisticated” audit committee member in accordance with Rule 5605(c)(2)(A) of the Nasdaq rules.
Item 11. Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION

This section discusses the material components of the executive compensation program for our “named executive officers.” As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies. In 2021, our “named executive officers” were as follows:

•Kyle Detwiler, our Chief Executive Officer through March 24, 2022;
•Andres Fajardo, our Chief Executive Officer as of March 25, 2022, who has served as our President through March 24, 2022; and
• Henry R. Hague, III, our Chief Financial Officer;

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executives officers for the years ended December 31, 2021 and 2020:

Name and Principal Position	Year	Salary ($)(1)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-equity Incentive Plan compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Kyle Detwiler Chief Executive Officer	2021	248,461	4,696,900	—	—	26,124	4,971,485
	2020	179,890	—	11,655	—	—	191,545
Andres Fajardo President	2021	204,083	1,816,900	—	27,464	—	2,048,447
	2020	183,078	—	12,588	120,000	—	315,666
Henry R. Hague, III (6) Chief Financial Officer	2021	235,962	1,241,861	430,585	31,895	—	1,940,303
	2020	—	—	—	—	—	—
(1) Amounts reflect base salary earned by each named executive officer during the applicable year. A portion of each named executive officer's base salary earned from January 2020 through April 2020 was deferred, to be paid based on company and personal performance, subject to the named executive officer’s continuous employment. The aggregate amounts of 2020 base salary deferred for Messrs. Detwiler and Fajardo were $29,589 and $26,360, respectively. Such amounts were paid to Mr. Detwiler in January 2021,and to Mr. Fajardo in March 2021.

(2) 2021 amounts for Mr. Fajardo have been converted based on the Colombia Peso/U.S. dollar exchange rate in effect as of December 31, 2021 (COP 3,981.16 to $1) and 2020 amounts for Mr. Fajardo have been converted based on the Colombia Peso/U.S. dollar exchange rate in effect as of January 5, 2021 (COP 3,445.69 to $1).

(3) Amounts reflect the full grant-date fair value of stock awards and option awards granted during the applicable year computed in accordance with Financial Accounting Standards Board ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock and option awards made to named executive officers in Note 15 to our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The aggregate grant date fair value of stock awards reflected in the table above for Messrs. Detwiler, Fajardo and Hague that were granted under the Earnout Plan and subject to performance conditions on the grant date, which was based on the probable outcome of the performance conditions determined as of the grant date, was equal to $1,516,951, $1,516,951 and $177,898, respectively. The maximum value of such awards for Messrs. Detwiler, Fajardo and Hague would be $1,595,949, $1,595,949, and $199,963, respectively.

(4) Mr. Detwiler did not earn an annual cash bonus for 2021 and Messrs. Fajardo and Hague earned annual cash bonuses for 2021 equal to $27,464 and $31,895, respectively, which were paid in March 2022. Mr. Fajardo earned a one-time bonus of $120,000 in 2020, which was paid in April 2021, based upon the achievement of a revenue goal specified in an addendum to his employment agreement, as described below.

(5) For Mr. Detwiler, represents $16,189 in legal fee reimbursements and $9,936 in relocation expense reimbursements.

(6) Mr. Hague was hired in February 2021 and was not a named executive officer in 2020.

Narrative to Summary Compensation Table

2021 Base Salaries

The named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. As of January 1, 2021, the annual base salaries for Messrs. Detwiler and Fajardo were $250,000 and COP 812,487,000, respectively. Mr. Hague was appointed as the Chief Financial Officer in February 2021 and his annual base salary as of his start date was $250,000. Effective as of July 1, 2021, the annual base salary for Mr. Hague was increased to $300,000.

2021 Bonuses

Each of our named executive officers is eligible to participate in our Performance Bonus Plan, under which annual bonuses may be earned based on the achievement of individual and corporate performance, as determined by our compensation committee in its sole discretion. Under our 2021 Performance Bonus Plan, the annual bonuses for each of our named executive officers were weighted on achievement of performance goals as follows: (i) 40% based on revenue; (ii) 20% based on adjusted EBITDA; (iii) 20% based on cash set forth on the balance sheet as of December 31, 2021; and (iv) 20% based on a qualitative performance evaluation. For 2021, the annual target bonus amounts expressed as a percentage of base salary for Messrs. Detwiler, Fajardo and Hague were equal to 60%, 60% and 40%, respectively (which, in the case of Mr. Hague, is prorated based on his February 2021 start date). Mr. Detwiler did not earn an annual cash bonus for 2021 and Messrs. Fajardo and Hague earned annual cash bonuses for 2021 equal to $27,464 and $31,895, respectively, which were paid in March 2022.

Equity Compensation

2018 Omnibus Incentive Compensation Plan

We maintain an equity incentive plan, the Northern Swan Holdings, Inc. 2018 Omnibus Incentive Compensation Plan, as amended (the “2018 Plan”), which has provided our employees (including the named executive officers), non-employee directors, consultants and independent contractors the opportunity to participate in the equity appreciation of our business through the receipt of equity awards. We believe that such equity awards function as a compelling retention tool. In addition, certain of our named executive officers received awards of restricted stock granted outside of the 2018 Plan pursuant to individual restricted stock award agreements. The 2018 Plan was terminated as of December 18, 2020 in respect of future grants of awards and issuances and distributions of common shares, other than issuances of common shares upon the exercise of options or the vesting of restricted share units granted under the 2018 Plan that were outstanding on December 18, 2020.

Each our named executive officers (other than Mr. Hague) was granted stock options under the 2018 Plan with respect to Clever Leaves shares that were converted into awards and options with respect to our shares based on the exchange ratio in the Business Combination, as shown in the Outstanding Equity Awards at Fiscal Year-End Table. Certain of the stock options, which had exercise prices greater than the fair market value per Clever Leaves share immediately prior to the closing of the Business Combination, were repriced immediately prior to the closing, prior to being converted into stock options with respect to our shares, so that their exercise prices equaled such fair market value.

2020 Incentive Award Plan

In connection with the Business Combination, we adopted the Clever Leaves Holdings Inc. 2020 Incentive Award Plan (the “2020 Plan”). The purpose of the 2020 Plan is to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities. Equity awards and equity-linked compensatory opportunities are intended to motivate high levels of performance and align the interests of directors, employees and consultants with those of shareholders by giving directors, employees and consultants the perspective of an owner with an equity or equity-linked stake in the Company and providing a means of recognizing their contributions to its success. The Company believes that equity awards are necessary to remain competitive in the industry that the Company operates in and are essential in recruiting and retaining the highly qualified service providers who help the Company meet its goals. There are 2,813,215 common shares reserved for issuance under the 2020 Plan, of which 2,378,365 were available for grant as of December 31, 2021. Each our named executive officers has been granted awards under the 2020 Plan.

2020 Earnout Award Plan

In connection with the Business Combination, we adopted the Clever Leaves Holdings Inc. 2020 Earnout Award Plan (the “Earnout Plan”). The purpose of the Earnout Plan is to provide equity awards following the closing of the Business Combination to certain directors, employees and consultants that contributed to the Business Combination. Under the Earnout Plan, (i) shares constituting 50% of the share reserve were to be issuable only if the closing price of our common shares on Nasdaq equaled or exceeds $12.50 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2022 (which condition was met on March 16, 2021), and (ii) shares constituting the remaining 50% of the share reserve will be issued only if the closing price of our common shares on Nasdaq equals or exceeds $15.00 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2024 (which condition has not yet been met). Equity awards granted prior to these hurdles being met vest only if the applicable hurdles are achieved; equity awards granted following the hurdles being achieved need not include the hurdles. In addition, the Company’s board of directors may choose to impose additional vesting conditions. There are 1,440,000 common shares reserved for issuance under the Earnout Plan. Each of our named executive officers has been granted awards under the Earnout Plan.

Other Elements of Compensation

Retirement Plans

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers who reside in the United States, who satisfy certain eligibility requirements. Our named executive officers who reside in the United States are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits

All of our full-time employees who reside in the United States, including our named executive officers who reside in the United States, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits, health savings accounts and are eligible for mobile phone and relocation expense reimbursements.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of our common shares underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2021.

		Option Awards (11)					Stock Awards (11)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(10)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(10)
Kyle Detwiler	7/1/21(1)	—	—	—	—	—	—	—	29,378	91,072
	7/1/21(2)	—	—	—	—	—	29,378	91,072	—	—
	3/2/21(3)	—	—	—	—	—	—	—	45,000	139,500
	3/2/21(4)	—	—	—	—	—	33,750	104,625	—	—
	3/2/21(5)	—	—	—	—	—	100,000	310,000	—	—
	7/14/20(6)	2,967	—	—	10.00	4/17/25	—	—	—	—
	10/21/19(7)	9,351	9,351	—	10.00	10/21/24	—	—	—	—
Andres Fajardo	7/1/21(1)	—	—	—	—	—	—	—	29,378	91,072
	7/1/21(2)	—	—	—	—	—	29,378	91,072	—	—
	3/2/21(3)	—	—	—	—	—	—	—	45,000	139,500
	3/2/21(4)	—	—	—	—	—	33,750	104,625	—	—
	7/14/20(6)	3,205	—	—	10.00	4/17/25		—	—	—
	10/31/19(8)	5,244	15,732	—	—	1/18/24	—	—	—	—
Henry R. Hague, III	7/1/21(1)	—	—	—	—	—	—	—	19,585	60,714
	7/1/21(2)	—	—	—	—	—	19,585	60,714	—	—
	3/2/21(9)	—	—	—	—	—	60,000	186,000	—	—
	3/2/21(9)	—	40,000	—	14.40	3/2/31	—	—	—	—
(1) Award is subject to both time- and performance-vesting, subject to the named executive officer’s continuous service through the applicable vesting dates. The award will time-vest in four annual installments as follows: 10% on July 1, 2022; 20% on July 1, 2023; 30% on July 1, 2024; and 40% on July 1, 2025, and (ii) performance-vest if the closing price of our common shares on Nasdaq equals or exceeds $15.00 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2024 (which condition has not been met).

(2) Award will (i) time-vest in four annual installments as follows: 10% on July 1, 2022; 20% on July 1, 2023; 30% on July 1, 2024; and 40% on July 1, 2025, subject to the named executive officer’s continuous service through the applicable vesting dates.

(3) Award is subject to both time- and performance-vesting, subject to the named executive officer’s continuous service through the applicable vesting dates. The award will (i) time-vest such that 25% of the award will vest on each of the first four anniversaries of December 18, 2020, and (ii) performance-vest if the closing price of our common shares on Nasdaq equals or exceeds $15.00 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2024 (which condition has not been met).

(4) Award provides for 25% of the award to vest on each of the first four anniversaries of December 18, 2019, subject to the named executive officer’s continuous service through the applicable vesting dates.

(5) Award provides for 50% of the award to vest on each of the first two anniversaries of December 18, 2020, subject to Mr. Detwiler’s continuous service through the applicable vesting dates.

(6) 100% of the award vested on October 14, 2020.

(7) Award provides for 25% of the award to vest on each of the first four anniversaries of October 21, 2019, subject to Mr. Detwiler’s continuous service with us through the applicable vesting dates; provided that the award will fully accelerate in vesting in the event of a termination of Mr. Detwiler’s service by us without “Cause” (as defined in the 2018 Plan) within one year following the closing of a “Change in Control” (as defined in the 2018 Plan and which was not triggered by the Business Combination).

(8) Award provides for 25% of the award to vest on each of the first four anniversaries of January 18, 2020, subject Mr. Fajardo's continuous service with us through the applicable vesting dates; provided that the award will fully accelerate in vesting in the event of a termination of Mr. Fajardo's service by us without “Cause” (as defined in the 2018 Plan) within one year following the closing of a “Change in Control” (as defined in the 2018 Plan and which was not triggered by the Business Combination).

(9) Award provides for 25% of the award to vest on each of the first four anniversaries of March 2, 2021, subject to Mr. Hague's continuous service through the applicable vesting dates.

(10) Values are based on the closing price of our common shares on December 31, 2021, which was equal to $3.10.

(11) Numbers in these columns reflect conversion of awards with respect to Clever Leaves common shares to awards with respect to our common shares in connection with the Business Combination.

Executive Compensation Arrangements

Kyle Detwiler

Detwiler Employment Agreement

In connection with the consummation of the Business Combination, the Company and Mr. Detwiler entered into an amended and restated employment agreement (the “Detwiler Employment Agreement”) effective as of December 18, 2020. The term of the Detwiler Employment Agreement was through December 18, 2022 and was subject to automatic renewal for successive one-year periods thereafter, unless either we or Mr. Detwiler were to provide three months’ notice of non-renewal. Pursuant to the Detwiler Employment Agreement, Mr. Detwiler’s annual base salary and annual target bonus were $150,000 (which amount was subsequently increased to $250,000 as of January 1, 2021) and 60% of base salary, respectively; provided that base salary for purposes of any severance determination would be deemed to be the greater of $250,000 or any greater base salary rate in effect on Mr. Detwiler’s date of termination. Pursuant to the Detwiler Employment Agreement, we paid Mr. Detwiler $46,027 in respect of certain previously forfeited compensation in January 2021.

Upon a termination of employment by us without Cause (as defined in the Detwiler Employment Agreement), by Mr. Detwiler for Good Reason (as defined in the Detwiler Employment Agreement) or due to a non-renewal of the term by us, in each case occurring at any time prior to a Change of Control (as defined in the Detwiler Employment Agreement) or following the 24-month anniversary of the occurrence of a Change of Control, Mr. Detwiler would have received (i) any accrued but unpaid annual bonus for any year prior to the year in which the termination date occurred, payable when such bonus would have otherwise been paid, (ii) a pro-rated annual bonus for the year in which the termination date occurred, payable when such bonus would have otherwise been paid, (iii) accelerated vesting in full of all of Mr. Detwiler’s outstanding equity and equity-based awards that were subject to time-vesting, (iv) pro-rated vesting of Mr. Detwiler’s outstanding equity and equity-based awards that were subject to performance-vesting (based on the portion of the performance period served), which would have vested on the originally scheduled vesting dates based on actual performance during the performance period, (v) continued payment of Mr. Detwiler’s then current annual base salary for a period of 24 months following the termination date, in accordance with our payroll practices, and (vi) subsidized COBRA premiums for Mr. Detwiler and his spouse and dependents for the lesser of 24 months following the termination of employment and such shorter period that represents the maximum period allowable under law.

Upon a termination of employment by us without Cause, by Mr. Detwiler for Good Reason or due to a non-renewal of the term by us, in each case during the 24-month period following the occurrence of a Change of Control, Mr. Detwiler would have received (i) any accrued but unpaid annual bonus for any year prior to the year in which the termination date occurred, payable when such bonus would have otherwise been paid, (ii) a pro-rated annual bonus for the year in which the termination date occurred, payable when such bonus would have otherwise been paid, (iii) accelerated vesting in full of all of Mr. Detwiler’s outstanding equity and equity-based awards, (iv) a lump sum payment equal to 300% of Mr. Detwiler’s then current annual base salary, and (v) subsidized COBRA premiums for Mr. Detwiler and his spouse and dependents for the lesser of 36 months following the termination of employment and such shorter period that represents the maximum period allowable under law.

Any severance payment to Mr. Detwiler would have been contingent upon the execution and non-revocation of a release of claims in favor of the Company.

Upon a termination of employment due to Mr. Detwiler’s death or disability, Mr. Detwiler (or his estate, as applicable) would have received (i) any accrued but unpaid annual bonus for any year prior to the year in which the termination date occurred, payable when such bonus would have otherwise been paid, and (ii) accelerated vesting in full of all of Mr. Detwiler’s outstanding equity and equity-based awards.

Mr. Detwiler is subject to a one-year post-termination non-competition covenant with certain exceptions, and was subject to certain limitations on outside activities during the course of his employment.

Detwiler Separation Agreement

On February 8, 2022, our board of directors and Mr. Detwiler mutually determined that Mr. Detwiler would step down from his positions as our Chief Executive Officer and Chairman of our board of directors effective as of March 24, 2022. In connection with Mr. Detwiler’s separation, he entered into a Separation and Release Agreement with us (the “Detwiler Separation Agreement”). Under the Detwiler Separation Agreement, and consistent with the terms of the Detwiler Employment Agreement and Mr. Detwiler’s equity award agreements, Mr. Detwiler will receive the following payment and benefits following his last day of employment on March 24, 2022: (i) two times his annual base salary, payable in installments over 24 months; (ii) eligibility to be paid a 2022 annual bonus targeted at 70% of his base salary, measured against performance goals established for senior executives and pro-rated for the period from January 1, 2022 through March 24, 2022, payable at the same time 2022 annual bonuses are paid to other key executives of the Company; (iii) Company reimbursement of COBRA premiums paid by Mr. Detwiler for continuation coverage for Mr. Detwiler and his spouse and dependents for 18 months (or up to 24 months if Mr. Detwiler is permitted to use continuation coverage under COBRA for a period in excess of 18 months); (iv) accelerated vesting of all of his unvested stock options and service-vesting restricted stock units (including restricted stock units that were previously subject to performance-vesting conditions that have been achieved), other than his award of service-vesting restricted stock units granted on January 14, 2022 (the “2022 RSUs”); (v) accelerated vesting of 50,000 of the 2022 RSUs (which amount was scheduled to otherwise vest within 12 months of March 24, 2022); and (vi) a portion of his restricted stock units that are subject to performance-vesting conditions that have not yet been met will remain outstanding and eligible to vest based on actual performance through the end of the applicable performance period. The foregoing payments and benefits are subject to Mr. Detwiler’s continued compliance with the restrictive covenants contained in the Detwiler Separation Agreement and entry into a release of claims in favor of the Company.

Andres Fajardo

We entered into an employment agreement with Mr. Fajardo in January 2018 (the “Fajardo Employment Agreement”), which provides for an indefinite term. The Fajardo Employment Agreement provided for an initial annual base salary of COP 180,000,000. Pursuant to the Fajardo Employment Agreement, upon a termination of employment by us without cause (as defined in the Fajardo Employment Agreement), Mr. Fajardo will receive COP 144,000,000. The Fajardo Employment Agreement provided for a performance-based bonus equal to $150,000 in the event that Ecomedics S.A.S. achieves annualized revenue of $5,000,000 over any three-month period, subject to Mr. Fajardo’s continuous employment through the achievement of such goal. This goal has not been met.

In October 2019, we entered into an addendum to the Fajardo Employment Agreement, which provides for (i) an increase in annual base salary for Mr. Fajardo to COP 812,487,000, (ii) in addition to the performance-based bonus described in the preceding paragraph, a one-time performance-based bonus equal to $120,000 in the event that Ecomedics S.A.S. achieves revenue of $1,250,000 over a three-month period, subject to Mr. Fajardo’s continuous employment through the achievement of such goal (which goal was met in 2020, with corresponding payment in April 2021) and (iii) as of January 1, 2020, an annual target bonus for Mr. Fajardo equal to 60% of base salary.

In January 2022, we entered into an addendum to the Fajardo Employment Agreement, which provides for (i) an employment term of three years subject to automatic renewal for subsequent 12-month periods unless terminated upon 90 days’ notice by either party (ii) a severance payment equal to one year of his base salary in the event that Mr. Fajardo is terminated by us without cause in lieu of the COP 144,000,000 payment described above and (iii) as of January 1, 2022 an annual target bonus for Mr. Fajardo equal to 70% of base salary.

Henry R. Hague, III

In February 2021, we entered into an employment agreement with Mr. Hague, providing for his position as Chief Financial Officer (the “Hague Employment Agreement”). The Hague Employment Agreement provides for an indefinite term, an annual base salary of $250,000 (which amount was subsequently increased to $300,000 as of July 1, 2021) and eligibility to receive a discretionary annual bonus targeted at 40% of the base salary (prorated for 2021 based on his February 2021 start date), based upon achievement of annual performance goals.
Upon a termination of employment by us without Cause (as defined in the Hague Employment Agreement), Mr. Hague will receive salary continuation of his then-existing base salary for a period of six months, payable in regular installments in accordance with the company’s normal payroll practices.

Any severance payment to Mr. Hague is contingent upon the execution and non-revocation of a release of claims in favor of the Company.

Mr. Hague is subject to a 12-month post-termination non-competition covenant and a 18-month post-termination customer and employee non-solicitation covenant.

Director Compensation

Director Compensation Table

The following table sets forth information concerning the compensation of our non-employee directors for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Gary M. Julien	55,000	92,400	147,400
Etienne Deffarges (3)	50,000	92,400	142,400
Elisabeth DeMarse	50,000	92,400	142,400

(1) Amounts reflect the full grant-date fair value of stock awards granted during the applicable year computed in accordance with Financial Accounting Standards Board ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards made to directors in Note 15 to our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
(2) The table below shows the aggregate numbers of unvested restricted share units held as of December 31, 2021 by each director who was serving as of December 31, 2021.

Name	Number of Unvested Restricted Share Units Outstanding at Fiscal Year End
Gary M. Julien	6,469
Etienne Deffarges	6,469
Elisabeth DeMarse	6,469

(3) Mr. Deffarges voluntarily resigned from our board of directors effective as of January 14, 2022.

Director Compensation Policy

Prior to the closing of the Business Combination, we adopted a compensation policy for our non-employee directors (the “Non-Employee Director Compensation Policy”) that consists of annual cash retainer fees and long-term equity awards. Pursuant to Non-Employee Director Compensation Policy, each our non-employee director will receive an annual cash retainer of $50,000. The chairperson of the audit committee will receive an additional annual cash retainer of $5,000. Each annual cash retainer will be paid quarterly in advance. No meeting fees will be paid to any non-employee director for attending any meetings of our board of directors or its committees. Our directors who are also employees receive no compensation for their services as directors.

On the date of any annual meeting of our shareholders, each non-employee director will be granted an award of restricted share units with respect to our common shares with a grant-date value (based on the volume weight average price per our common share over the 20 consecutive trading-day period ending on the date of such annual meeting (or on the last preceding trading day if the date of the annual meeting is not a trading day)) equal to $70,000, rounded down to the nearest whole share. Each such award will vest on the earlier of (i) the day immediately preceding the date of our first annual meeting following the date of grant and (ii) the first anniversary of the date of grant, subject to the non-employee director continuing in service on our board of directors through the applicable vesting date.

In addition, the Non-Employee Director Compensation Policy provided for an initial grant to each non-employee director who served on our board of directors on the closing of the Business Combination. Each such grant was made on February 26, 2021 in the form of an award of 7,000 restricted share units with respect to our common shares. Each such award vested on the day immediately preceding the date of our first annual meeting on June 29, 2021, subject to the non-employee director continuing in service on our board of directors through the applicable vesting date.

Non-employee directors who are appointed between annual meetings will receive prorated awards.

Each of the foregoing equity awards held by a non-employee director will vest in full immediately prior to the occurrence of a Change in Control (as defined in the 2020 Plan), to the extent outstanding at such time. All equity awards granted under this policy will be granted under, and subject to the limits of, the 2020 Plan and an award agreement thereunder.

Non-employee directors are permitted to defer settlement of shares underlying certain of their restricted share unit awards.

Also, pursuant to the Non-Employee Director Compensation Policy, each non-employee director will be reimbursed for any out-of-pocket expenses reasonably incurred by him or her in connection with services provided in such capacity.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

We maintain four equity compensation plans or arrangements under which common shares are authorized for issuance: (i) the 2020 Plan; (ii) the Earnout Plan; (iii) the 2018 Plan; and (iv) the non-plan option award agreements pursuant to which stock options were granted to certain of our Colombian service providers in 2020 (the “Non-Plan Option Agreements”).

The Non-Plan Option Agreements were not approved by stockholders. Each option granted under the Non-Plan Option Agreements (i) has a per-share exercise price of $0.003, (ii) is eligible to vest in full on April 17, 2022, subject to the applicable service provider’s continued service with us through such date (or, if earlier, the date of the service provider’s termination of service by us without Cause within one year following the closing of a Change in Control (as such terms are defined in the 2018 Plan)), (iii) may be exercised no later than April 17, 2023, and (iv) is subject to and governed by the terms and conditions of the 2018 Plan as if such option had been granted thereunder.

The following table summarizes equity compensation plan information for the 2020 Plan, the Earnout Plan and the 2018 Plan, all stockholder approved, as a group, and for the Non-Plan Option Agreements, which are non-stockholder approved, in each case as of December 31, 2021.

Equity Compensation Plan Information Table

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)(a)		Weighted- average Exercise Price of Outstanding Options, Warrants and Rights ($)(b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)(c)
Equity Compensation Plans Approved by Stockholders	2,323,613	(1)	5.91	(2)	2,413,967	(3)
Equity Compensation Plans Not Approved by Stockholders	36,611		0.0003	(2)	—
Total	2,360,224		5.91		2,413,967
(1) Includes common shares issuable pursuant to equity awards outstanding under (i) the 2018 Plan, which consists of (a) options to purchase 677,616 common shares, and (b) 65,303 common shares subject to unvested restricted share units, (ii) the 2020 Plan, which consists of (a) options to purchase 64,736 common shares, and (b) 224,225 common shares subject to unvested restricted share units, and (iii) the Earnout Plan, which consists of 1,286,503 common shares subject to unvested restricted share units. The 2018 Plan was terminated as of December 18, 2020 in respect of future grants of awards and issuances and distributions of common shares, other than issuances of common shares upon the exercise of options or the vesting of restricted share units granted under the 2018 Plan that were outstanding on December 18, 2020.
(2) The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding restricted share units, which have no exercise price.
(3) Includes (i) 2,378,365 common shares that remain available for future issuance under the 2020 Plan, (ii) 35,602 common shares that remain available for future issuance under the Earnout Plan.

Security Beneficial Ownership

The following table sets forth information regarding beneficial ownership of our common shares as of March 22, 2022 by each of our directors and executive officers, all our directors and executive officers as a group and each person known by us to be the beneficial owner of more than 5% of our issued and outstanding common shares.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.

In accordance with the SEC rules governing beneficial ownership, the calculation of percentage ownership includes common shares that each holder has the right to acquire within 60 days but does not include any other common shares issuable upon the exercise of any other outstanding options, warrants or similar instruments held by other persons.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares(1)
Directors and Executive Officers:(2)
Kyle Detwiler (3)	2,460,684	8.2%
Andres Fajardo (4)	412,385	1.4%
Henry R. Hague III (5)	10,019	*
David M. Kastin (5)	7,209	*
Julian Wilches (6)	696,053	2.3%
Elisabeth DeMarse (5)	7,000	*
Gary M. Julien (5)	7,000	*
George J. Schultze (5)(7)	2,248,844	7.5%
All directors and executive officers as group (8 persons)	5,849,194	19.6%
Five Percent or Greater Shareholders:
Neem Holdings, LLC (8)	2,719,118	9.1%
Schultze Special Purpose Acquisition Sponsor, LLC (the “Sponsor”)(9)	2,248,844	7.5%
* Less than 1%

(1) Percentages are based on 30,122,367 common shares outstanding which includes 29,789,406 voting common shares and 332,961 non-voting common shares outstanding as of March 22, 2022.

(2) Unless otherwise noted, the business address of each of these individuals is 6501 Congress Ave, Suite 240, Boca Raton, Florida 33487.

(3) The number of common shares shown as beneficially owned by Mr. Detwiler consists of (i) 1,924,783 common shares owned directly by Mr. Detwiler, (ii) 727,988 common shares issuable upon exercise of the vested options owned by Mr. Detwiler. The number of common shares shown as beneficially owned does not include equity awards that do not vest within 60 days of March 22, 2022.

(4) Includes 405,607 common shares owned by Inversiones Mojo CL FA S.A.S., which is controlled by Mr. Fajardo, and shares issuable upon exercise of options that are exercisable within 60 days. The number of common shares shown as beneficially owned does not include equity awards that do not vest within 60 days of March 22, 2022.

(5) The number of common shares shown as beneficially owned does not include equity awards that do not vest within 60 days of March 22, 2022.

(6) Includes common shares owned by Just Go S.A.S., which is controlled by Mr. Wilches, and shares issuable upon exercise of options that are exercisable within 60 days. The number of common shares shown as beneficially owned does not include equity awards that do not vest within 60 days of March 22, 2022.

(7) Based on information contained in Amendment No. 1 to Schedule 13D filed February 7, 2022, consists of 2,248,844 common shares held by the Sponsor and 6,469 RSUs Mr. Schultze received in connection with his appointment to the Board and in accordance with the Non-Employee Director Compensation Policy. The number of common shares shown as beneficially owned does not include 4,900,000 warrants that cannot be exercised within 60 days of March 22, 2022. The address for the entity and individual identified in this footnote is c/o Schultze Special Purpose Acquisition Sponsor, LLC, 800 Westchester Avenue, Suite S-632, Rye Brook, New York 10573.

(8) Based on information contained in Amendment No. 1 to Schedule 13G filed February 14, 2022, consists of 2,343,767 common shares and 706,086 non-voting common shares held by Neem Holdings, LLC (“Neem Holdings”). Farallon Capital Management, L.L.C. (“FCM”), as the manager of Neem Holdings, may be deemed to beneficially own such common shares held by Neem Holdings. Each of Philip D. Dreyfuss, Michael B. Fisch, Richard B. Fried, Varun N. Gehani, Nicolas Giauque, David T. Kim, Michael G. Linn, Rajiv A. Patel, Thomas G. Roberts, Jr., William Seybold, Andrew J.M. Spokes, John R. Warren and Mark D. Wehrly (the “Managing Members”), as a senior managing member or managing member, as the case may be, of FCM, in each case with the power to exercise investment discretion, may be deemed to beneficially own such common shares held by Neem Holdings. Each of FCM and the Managing Members disclaims beneficial ownership of any such common shares. The address for each of the entities and individuals identified in this footnote is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, California 94111.

(9) Based on information contained in Amendment No. 1 to Schedule 13D filed February 7, 2022, the number of common shares shown as beneficially owned does not include 4,900,000 warrants that cannot be exercised within 60 days of March 22, 2022. The address for the Sponsor is c/o Schultze Special Purpose Acquisition Sponsor, LLC, 800 Westchester Avenue, Suite S-632, Rye Brook, New York 10573.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Policy and Procedures for the Review and Approval of Related Person Transactions

Our Board adopted a written policy regarding the review, approval and ratification of transactions with related persons as that term is defined in Item 404(a) of Regulation S-K (“Related Person”). This policy provides any proposed related party transaction involving our directors, officers, nominees for directors or a 5% shareholder, or an otherwise Related Person, shall be brought to our attention and reviewed by our general counsel. Our general counsel obtains the facts to determine whether a conflict or potential conflict exists and determines whether the transaction or relationship constitutes a related party transaction or should otherwise be reviewed by the Audit Committee. The Audit Committee is responsible for the review, approval or ratification of related party transactions and may, in its discretion, approve, ratify or take other action with respect to a transaction.

Certain Relationships and Transactions with Related Persons

On February 2, 2022, the we entered into the Waiver of Certain Rights (the “Waiver”) with the Sponsor, pursuant to which the Sponsor (1) waived its right to exercise any of its 4,900,000 warrants to purchase our common shares, which waiver the Sponsor may terminate by providing us 61 days’ prior written notice; (2) waived its right to nominate a director to the Board pursuant to the Investors’ Rights Agreement, dated December 18, 2020, by and among us, the Sponsor and certain investors named therein, until the earlier of when George J. Schultze (i) is no longer a member of the Audit Committee or (ii) ceases to be a eligible to be a member of the Audit Committee under the rules and regulations of Nasdaq (the period commencing on February 2, 2022 and ending on such date, the “Restricted Period”); (3) agreed not to acquire, directly or indirectly, by means of purchase or in any other manner, beneficial or economic ownership of any of our securities during the Restricted Period; and (4) agreed that it will not, without prior written consent of the Board, dispose of any of our common shares, warrants or any securities convertible into, or exercisable, or exchangeable for, common shares until the date that is 12 months after the date of the Waiver.

Director Independence

A majority of our Directors satisfy the criteria for “independent directors,” under the Nasdaq rules. The Nominating and Governance Committee is required to annually review each director’s independence and any material relationships such director has with the Company. Following such review, only those directors who the Board affirmatively determines have no material relationship to the Company, and otherwise satisfy the independence requirements of the Nasdaq rules, will be considered “independent directors.”

Under the Nasdaq rules, a majority of a listed company’s board of directors must be comprised of independent directors. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominations committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act and related Nasdaq rules.

Under the Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. To be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

In accordance with Rule 10C-1 under the Exchange Act and the Nasdaq rules, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, the company’s board of directors must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including the source of compensation of such director (including any consulting, advisory or other compensatory fee paid by such company to the director), and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our Board has affirmatively determined that Ms. DeMarse, Mr. Julien and Mr. Schultze are independent directors under applicable Nasdaq and Exchange Act rules.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is BDO Canada LLP, Vancouver, British Columbia, PCAOB ID# 1227

Audit Fees
For the years indicated, BDO Canada LLP billed or is expected to bill the Company the following fees:

	For the Year Ended December 31,
	2021	2020
	($) in thousands
Audit Fees	$1,285	$1,129
Audit-Related Fees	$113	$138
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$1,398	$1,267
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our independent registered public accounting firm.

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

4.4
Warrant Agreement, dated December 10, 2018, between Schultze Special Purpose Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Schultze Special Purpose Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on December 14, 2018).

4.5
Assignment, Assumption and Amendment Agreement, dated as of December 18, 2020, among Clever Leaves Holdings Inc., Schultze Special Purpose Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

4.6
Waiver of Certain Rights, dated February 2, 2022, between Schultze Special Purpose Acquisition Sponsor, LLC and Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8_K filed with the SEC by Clever Leaves Holdings Inc. on February 2, 2022.

4.7
Assignment, Assumption and Amendment Agreement No. 2, dated as of April 12, 2021, among Clever Leaves Holdings Inc., Continental Stock Transfer & Trust Company and Computershare Inc. (incorporate by reference to Exhibit 4.3 to Current Report on Form 10-Q file with the SEC by Clever Leaves Holdings, Inc. on May 17, 2021).

4.8	Secured Convertible Note, dated as July 19, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).
4.9	Description of securities (incorporated by reference to Exhibit 5.1 to the annual report on Form 10-K filed with the SEC by Clever Leaves Holding Inc. on March 30, 2021).
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

Exhibit No.	Description
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

10.35⸸
Northern Swan Holdings, Inc. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.36⸸
Amendment No. 1 to Northern Swan Holdings, Inc. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.37⸸
Amendment No. 2 to Northern Swan Holdings, Inc. 2018 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on September 11, 2020).

10.38⸸
Form of Non-Plan Stock Option Grant Agreement (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 2 on Form S-8 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on March 15, 2021).

10.39⸸
2020 Incentive Award Plan of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 (File No. 333-252241) filed with the SEC by Clever Leaves Holdings Inc. on January 19, 2021).

10.40⸸
Form of Restricted Share Unit Award Grant Notice and Restricted Share Unit Agreement under the 2020 Incentive Award Plan of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.38 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.41⸸
Form of Restricted Share Unit Award Grant Notice and Restricted Share Unit Agreement for Directors under the 2020 Incentive Award Plan of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.39 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.42⸸
Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.40 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.43⸸
2020 Earnout Award Plan of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.41 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.44⸸
Form of Restricted Share Unit Award Grant Notice and Restricted Share Unit Agreement under the 2020 Earnout Award Plan of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.42 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.45⸸
Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Earnout Award Plan of Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.43 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.46⸸
Clever Leaves Holdings Inc. Non-Employee Director Compensation Policy, effective as of December 21, 2020 (incorporated by reference to Exhibit 10.44 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 28, 2020).

10.47⸸
Amended and Restated Employment Agreement, dated as of December 22, 2020, between Clever Leaves Holdings Inc. and Kyle Detwiler (incorporated by reference to Exhibit 10.2 to the Schedule 13D filed with the SEC by Kyle Detwiler on December 28, 2020).

10.48⸸
Separation and Release Agreement, dated February 8, 2022, between Clever Leaves Holdings Inc. and Kyle Detwiler (incorporate by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on February 9, 2022).

10.49
Employment Agreement between Ecomedics S.A.S. and Andres Fajardo, dated as of January 12, 2018 (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on November 9, 2020).

10.50⸸
Addendum to the Employment Agreement between Ecomedics S.A.S. and Andres Fajardo effective as of October 31, 2019 (incorporated by reference to Exhibit 10.43 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on November 9, 2020).

10.51**	Second Addendum to the Employment Agreement between Ecomedics S.A.S. and Andres Fajardo effective as of January 1, 2022.

Exhibit No.	Description
10.52⸸
Employment Agreement between Ecomedics S.A.S. and Julian Wilches, dated as of January 12, 2018 (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on November 9, 2020).

10.53⸸
Addendum to the Employment Agreement between Ecomedics S.A.S. and Julian Wilches effective as of October 31, 2019 (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-241707) filed with the SEC by Clever Leaves Holdings Inc. on November 9, 2020).

10.54⸸
Addendum to the Employment Agreement between Ecomedics S.A.S. and Julian Wilches effective as of February 25, 2021 (incorporated by reference to Exhibit 10.52 to the annual report on Form 10-K filed with the SEC by Clever Leaves Holding Inc. on March 30, 2021).

10.55⸸
Employment Agreement, dated as of February 9, 2021, between NS US Holdings, Inc. and Henry R. Hague, III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on February 22, 2021).

10.56**	Employment Agreement, dated as of August 10, 2020, between NS US Holdings, Inc. and David Kastin.
10.57	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 21, 2020).
10.58
Note Purchase Agreement, dated as of July 19, 2021, between Catalina LP and Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.59
First Amendment to Secured Convertible Note, dated as of January 13, 2022, by and among Clever Leaves Holdings Inc. and Catalina LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on January 13, 2022).

10.60
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

10.61
Pledge Agreement, dated as of July 19, 2021, made by Clever Leaves Holdings, Inc in favor of Catalina LP. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.62
Pledge Agreement, dated as of July 19, 2021, made by Clever Leaves International Inc. in favor of Catalina LP. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.63
Pledge Agreement, dated as of July 19, 2021, made by 1255096 B.C. Ltd. in favor of Catalina LP. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021)

10.64
Pledge Agreement, dated as of July 19, 2021, made by Clever Leaves US, Inc. in favor of Catalina LP. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.65
Registration Rights Agreement, dated as of July 19, 2021, between Catalina LP and Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.66
Payout and Release Agreement, dated as of July 13, 2021, by and among Clever Leaves International Inc., Clever Leaves Holdings Inc., GLAS Americas LLC, as collateral agent, GLAS USA LLC, as paying agent, and other parties named therein. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.67
Subordination Agreement, entered into as of July 19, 2021, by and between Catalina LP and Rock Cliff Capital LLC. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.68
Equity Distribution Agreement, dated January 14, 2022, by and between Clever Leaves Holdings Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on January 14, 2022.)

Exhibit No.	Description
16.1
Letter from Marcum LLP as to the change in certifying accountant, dated as of January 15, 2021 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on January 15, 2021).

21.1**	Subsidiaries of Clever Leaves Holdings Inc.
23.1**	Consent of BDO Canada LLP.
24.1	Power of Attorney (included on the signature page of this report).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1**	Consent of William Muecke
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)
__________
† Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted exhibits or schedules to the Commission upon request
⸸ Indicates management contract or compensatory plan or arrangement
** Filed herewith
*** Furnished herewith

Item 16. Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clever Leaves Holdings Inc.
March 24, 2022
	By:	/s/ Kyle Detwiler
	Name:	Kyle Detwiler
	Title:	Chief Executive Officer

Power of Attorney

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Andres Fajardo and Henry R. Hague, III as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kyle Detwiler	Director and Chief Executive Officer (Principal Executive Officer)	March 24, 2022
Kyle Detwiler

/s/ Andres Fajardo	Director	March 24, 2022
Andres Fajardo

/s/ Henry R. Hague, III	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2022
Henry R. Hague, III

/s/ George Schultze	Director	March 24, 2022
George Schultze

/s/ Elisabeth DeMarse	Director	March 24, 2022
Elisabeth DeMarse

/s/ Gary M. Julien	Director	March 24, 2022
Gary M. Julien