Form 10-Q
period 2022-03-31
Clever Leaves Holdings Inc.
filed 2022-05-12
CIK 1819615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of registrant’s common shares and non-voting common shares outstanding as of May 10, 2022 was 39,806,182 and 332,961, respectively.

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

All such forward-looking statements are based on our current expectations and involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. We believe it is important to communicate our expectations to our security holders. However, there may be future events that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in Part I, Item 1A, "Risk Factors" in our 2021 Form 10-K, provides examples of risks, contingencies, uncertainties, and events that may cause our actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

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
•the effects of COVID-19 on the supply and distribution chain, and the availability of third-party distributors generally;
•the impact and magnitude of rising energy costs;
•the impact and magnitude of inflation and currency fluctuations;
•the regulation and legalization of adult-use, recreational cannabis;
•our ability to maintain the listing of our securities on Nasdaq;
•our ability to retain our key employees;
•the availability or terms of future financing; and
•other factors that are more fully discussed in Part I, Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2021 (the "Annual Report" or "2021 Form 10-K") under the heading “Risk Factors”, and those discussed in other documents we file with the SEC.

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

ITEM 1. FINANCIAL STATEMENTS

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Financial Position
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

	Note	March 31, 2022	December 31, 2021

Assets
Current:
Cash and cash equivalents		$44,315	$37,226
Restricted cash		467	473
Accounts receivable, net		2,581	2,222
Prepaids, advances and other	6	2,760	2,668
Other receivables		2,803	2,396
Inventories, net	5	16,230	15,408
Total current assets		69,156	60,393

Investment – Cansativa	7	1,394	1,458
Property, plant and equipment, net of accumulated depreciation of $6,407 and $5,702 for March 31, 2022 and December 31, 2021, respectively	10	30,056	30,932
Intangible assets, net	8	22,926	23,117
Operating lease right-of-use assets, net	19	3,682	—
Other non-current assets		3	260
Total Assets		$127,217	$116,160

Liabilities
Current:
Accounts payable		$4,374	$3,981
Accrued expenses and other current liabilities		3,112	2,898
Convertible note due 2024, current portion	11	15,170	16,559
Loans and borrowings, current portion	11	1,306	949
Warrant liability		1,715	2,205
Operating lease liabilities, current portion	19	1,552	—
Deferred revenue, current portion		265	653
Total current liabilities		27,494	27,245
Convertible note due 2024	11	—	1,140
Loans and borrowing	11	6,149	6,447
Deferred revenue		1,290	1,548
Operating lease liabilities — long-term	19	2,267	—
Deferred tax liabilities		6,650	6,650
Other long-term liabilities		919	360
Total Liabilities		$44,769	$43,390

Shareholders’ equity
Common shares, without par value, unlimited shares authorized: 38,623,929 and 26,605,797 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	12	—	—
Preferred shares, without par value, unlimited shares authorized, nil shares issued and outstanding for each of March 31, 2022 and December 31, 2021	12	—	—
Additional paid-in capital		213,328	187,510
Accumulated deficit		(130,880)	(114,740)
Total shareholders' equity		82,448	72,770
Total liabilities and shareholders' equity		$127,217	$116,160
See accompanying notes to the condensed consolidated financial statements

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Operations
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

		Three Months Ended March 31,
	Note	2022	2021
Revenue	17	$5,224	$3,477
Cost of sales		(3,186)	(1,337)
Gross profit		2,038	2,140

Expenses
General and administrative	13	8,261	8,464
Sales and marketing		733	587
Research and development		412	278
Restructuring expenses	14	4,008	—
Depreciation and amortization		517	579
Total expenses		13,931	9,908

Loss from operations		(11,893)	(7,768)

Other Expense (Income), net
Interest and amortization of debt issuance cost		2,118	978
(Gain) loss on remeasurement of warrant liability	12	(490)	4,851
Loss on debt extinguishment, net	11	2,263	—
Foreign exchange loss		345	759
Other income, net		(53)	(602)
Total other expenses, net		4,183	5,986

Loss before income taxes and equity investment loss		$(16,076)	$(13,754)

Equity investment share of loss		64	11
Net loss		$(16,140)	$(13,765)
Net loss per share - basic and diluted	18	$(0.58)	$(0.55)
Weighted-average common shares outstanding - basic and diluted	18	27,960,584	25,030,080

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Shareholders’ Equity
	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2020	24,883,024	$—	$164,264	$(69,014)	$95,250
Net loss	—	—	—	(13,765)	(13,765)
Founders earn-out shares vested	570,212	—	—	—	—
Issuance of common shares upon vesting RSUs	7,713	—	—	—	—
Exercise of warrants	122,639	—	1,410	—	1,410
Stock-based compensation expense	—	—	1,550	—	1,550
Balance at March 31, 2021	25,583,588	$—	$167,224	$(82,779)	$84,445

	Note	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Shareholders’ Equity
		Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2021		26,605,797	$—	$187,510	$(114,740)	$72,770
Net loss		—	—	—	(16,140)	(16,140)
Issuance of common shares upon vesting RSUs	15	247,453	—	—	—	—
Stock option exercise		116,112	—	22	—	22
Stock-based compensation expense	15	—	—	500	—	500
Issuance of common stock - gross	12	11,047,567	—	23,400	—	23,400
Equity issuance costs	12	—	—	(1,177)	—	(1,177)
Conversions of Convertible Note to common shares	12	607,000	—	1,324	—	1,324
Beneficial conversion feature	11	—	—	1,749	—	1,749
Balance at March 31, 2022		38,623,929	$—	$213,328	$(130,880)	$82,448

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands of U.S. Dollars)
(Unaudited)

		Three Months Ended March 31,
		2022	2021
Cash Flow from Operating Activities:
Net loss		$(16,140)	$(13,765)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization		896	795
Amortization of debt discount and debt issuance cost		1,681	161
Inventory write-down	5	845	168
Restructuring and related costs	14	3,919	—
(Gain) loss on remeasurement of warrant liability	12	(490)	4,851
Non-cash lease expense	19	137	—
Foreign exchange loss		345	759
Stock-based compensation expense	15	500	1,550
Loss on equity method investment	7	64	11
Loss on debt extinguishment	11	2,263	—
Other non-cash expense, net		281	269
Changes in operating assets and liabilities:
(Increase) in accounts receivable		(359)	(61)
(Increase) in prepaid expenses	6	(1,578)	(160)
(Increase) in other receivables and other non-current assets		(150)	(253)
(Increase) in inventory	5	(1,667)	(1,533)
(Decrease) increase in accounts payable and other current liabilities		(830)	(2,417)
(Decrease) increase in accrued and other non-current liabilities		(88)	(1,002)
Net cash used in operating activities		$(10,371)	$(10,627)

Cash Flow from Investing Activities:
Purchase of property, plant and equipment		(1,215)	(2,216)
Net cash used in investing activities		$(1,215)	$(2,216)

Cash Flow from Financing Activities:
Repayment of debt	11	(3,554)	—
Other borrowings		—	1,223
Proceeds from issuance of shares	12	23,400	—
Equity issuance costs	12	(1,177)	—
Proceeds from exercise of warrants		—	1,410
Stock option exercise		22	—
Net cash provided by financing activities		$18,691	$2,633
Effect of exchange rate changes on cash, cash equivalents & restricted cash		(22)	(75)
Increase (Decrease) in cash, cash equivalents & restricted cash (a)		$7,083	$(10,285)
Cash, cash equivalents & restricted cash, beginning of period (a)		37,699	79,460
Cash, cash equivalents & restricted cash, end of period (a)		$44,782	$69,175

Supplemental schedule of cash flow information:
Cash paid for interest		$375	$548
Supplemental disclosures for non-cash financing activity:
Right-of-use assets recognized		$4,023	—
Conversions of debt to commons shares		$1,324	—
Beneficial conversion feature		$1,749	—
(a) These amounts include restricted cash of $467 and $451 as of March 31, 2022 and March 31, 2021, respectively, which are comprised primarily of cash on deposits for certain lease arrangements.

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

The mailing address of the Company's principal executive office is 6501 Congress Avenue, Suite 240, Boca Raton, FL 33487.
2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements (“Financial Statements”) are unaudited. These Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all disclosures required for annual financial statements. These Financial Statements reflect all adjustments, which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances have been eliminated. All adjustments were of a normal recurring nature. Interim results are not necessarily indicative of results to be expected for the full year.

These Financial Statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2021, included in its Annual Report on Form 10-K, as filed with the SEC on March 24, 2022 (the "Annual Report").

Prior Period Reclassifications - Certain prior period reclassifications were made to conform to the current period presentation.

Going Concern
These consolidated financial statements have been prepared in accordance with U.S. GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of March 31, 2022, as well as operating losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time that it can generate significant revenue from the sale of its available inventories.

At March 31, 2022, the Company had cash and cash equivalents of $44,782. As of March 31, 2022, based on the Company's current business plan and the Company’s current cash position, the Company believes it will result in increased revenue and a reduction in net losses, which will satisfy the Company's estimated liquidity needs during the twelve months from the issuance of the condensed consolidated financial statements.

During the three months ended March 31, 2022 the Company raised additional financing through an "at-the-market" ("ATM") equity offering as discussed in Note 12.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Principles of Consolidation
The Financial Statements include the accounts of the Company and its consolidated subsidiaries. The following table provides a summary of the Company’s subsidiaries and respective ownership percentage as of and March 31, 2022 and December 31, 2021.

Subsidiaries	Jurisdiction of incorporation	Ownership
		March 31, 2022	December 31, 2021
Clever Leaves US, Inc. ("SAMA")	Delaware, United States	100%	100%
NS US Holdings, Inc.	Delaware, United States	100%	100%
Herbal Brands, Inc.	Delaware, United States	100%	100%
1255096 B.C. Ltd. ("Newco")	British Columbia, Canada	100%	100%
Northern Swan International, Inc. (“NSI”)	British Columbia, Canada	100%	100%
Arizona Herbal Brands, Inc. (1)	British Columbia, Canada	100%	100%
Northern Swan Management, Inc.	British Columbia, Canada	100%	100%
Clever Leaves Australia Pvt Ltd	Australia	100%	100%
Northern Swan Deutschland Holdings, Inc.	British Columbia, Canada	100%	100%
Northern Swan Portugal Holdings Inc.	British Columbia, Canada	100%	100%
Clever Leaves Portugal Unipessoal LDA	Portugal	100%	100%
Clever Leaves II Portugal Cultivation SA	Portugal	100%	100%
Northern Swan Europe, Inc.	British Columbia, Canada	100%	100%
Nordschwan Holdings, Inc.	British Columbia, Canada	100%	100%
Clever Leaves Germany GmbH	Hamburg, Germany	100%	100%
NS Herbal Brands International, Inc.	British Columbia, Canada	100%	100%
Herbal Brands, Ltd.	London, United Kingdom	100%	100%
Clever Leaves International, Inc.	British Columbia, Canada	100%	100%
Eagle Canada Holdings, Inc. (“Eagle Canada”)	British Columbia, Canada	100%	100%
Ecomedics S.A.S. (“Ecomedics”)	Bogota, Colombia	100%	100%
Clever Leaves UK Limited	London, United Kingdom	100%	100%
(1)Arizona Herbal Brands, Inc. was dissolved by way of voluntary dissolution under the Business Corporation Act on December 31, 2021.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2021, included in the Annual Report. Except as noted below, there have been no other changes in the Company's significant accounting policies as discussed in the Annual Report.

Use of Accounting Estimates

The preparation of these Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Financial Statements and accompanying notes in the reported period. These estimates include, but are not limited to, allowance for doubtful accounts, inventory valuation, determination of fair value of stock-based awards and estimate of incremental borrowing rate for determining the present value of future lease payments. While the significant estimates made by management in the preparation of the consolidated financial statements are reasonable, prudent, and evaluated on an ongoing basis, actual results may differ materially from those estimates.

Recently Adopted Accounting Pronouncements

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
ASU No. 2016-02, Leases (Topic 842)
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, Leases ("ASU 2016-02") and in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11") (collectively referred to as "ASC 842"). This guidance requires the recognition of right-of-use ("ROU") assets and lease liabilities, arising from financing and operating leases, on the consolidated balance sheet, along with additional qualitative and quantitative disclosures. Companies are required to adopt this guidance using a modified retrospective approach and apply the transition provisions under the guidance at either 1) the later of the beginning of the earliest comparative period presented in the financial statements and the commencement date of the lease, or 2) the beginning of the period of adoption (i.e., on the effective date). Under the transition method using the second application date, a company initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company adopted the guidance on January 1, 2022, beginning of our calendar year 2022, using the modified retrospective transition method and initially applied the transition provisions at January 1, 2022, which allowed us to continue to apply the legacy guidance in ASC 840 for periods prior to calendar year 2022. We elected the package of transition practical expedients, which among other things, allows us to keep the historical lease classifications and not have to reassess the lease classification for any existing leases as of the date of adoption. We also made the following accounting policy elections as allowed by ASC 842:
•to apply the short-term lease exception, which allows us to keep leases with an initial term of twelve months or less off the statement of financial position.
•to account for each separate lease component of a contract and its associated non-lease components as a single-lease component for all our leases.

As a result of the adoption of this standard, there was no adjustment to the opening balance of retained earnings as there was no cumulative effect adjustment at the date of adoption. Accordingly, the primary impact of adopting ASC 842 was the recognition of ROU assets and lease liabilities for operating leases of approximately $4,120 and $4,120, respectively for all existing leases which had remaining obligations as of January 1, 2022. ASC 842 did not have a material impact on our results of operations and comprehensive income or statement of cash flow.

ASU No. 2021-04, Earnings Per Share (Topic 260)
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options ("ASU No. 2021-04"), which provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. ASU No. 2021-04 requires issuers to account for modifications or exchanges of freestanding equity-classified written call options (e.g., warrants) that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. The amendments in ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. The adoption of ASU No.2021-04 did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU No. 2020-06, Debt (Topic 815)
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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
ASU No. 2016-13- Credit Losses on Financial Instruments (Topic 326)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses for certain financial instruments and financial assets. For trade receivables, we are required to estimate lifetime expected credit losses. For available-for-sale debt securities, the Company will recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023. The Company is currently evaluating the effect of adopting ASU No 2016-13.

4. FAIR VALUE MEASUREMENTS

The following table provides the fair value measurement hierarchy of the Company’s assets and liabilities, except for those assets and liabilities that are short term in nature and approximate the fair values, as of the periods presented:

	Level 1	Level 2	Level 3	Total

As of March 31, 2022
Assets:
Investment – Cansativa	—	—	1,394	1,394
Total Assets	$—	$—	$1,394	$1,394
Liabilities:
Loans and borrowings	—	7,455	—	7,455
Warrant liability	—	—	1,715	1,715
Convertible notes	—	15,170	—	15,170
Total Liabilities	$—	$22,625	$1,715	$24,340

As of December 31, 2021
Assets:
Investment – Cansativa	—	—	1,458	1,458
Total Assets	$—	$—	$1,458	$1,458
Liabilities:
Loans and borrowings	—	7,396	—	7,396
Warrant liability	—	—	2,205	2,205
Convertible notes	—	17,699	—	17,699
Total Liabilities	$—	$25,095	$2,205	$27,300

During the three months ended March 31, 2022, there were no transfers between fair value measurement levels.

The change in fair value of warrant liabilities related to private warrants during the three months ended March 31, 2022, is as follows:

Private Placement Warrants:	Total Warrant Liability
Warrant liability at December 31, 2021	$2,205
Change in fair value of warrant liability	(490)
Warrant liabilities at March 31, 2022	$1,715

The Company determined the fair value of its private warrants using the Monte Carlo simulation model. The following assumptions were used to determine the fair value of the Private Warrants as of March 31, 2022 and December 31, 2021:

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	As of
	March 31, 2022	December 31, 2021
Risk-free interest rate	2.44%	1.11%
Expected volatility	65%	60%
Share Price	$2.49	$3.10
Exercise Price	$11.50	$11.50
Expiration date	December 18, 2025	December 18, 2025

•The risk-free interest rate assumptions are based on U.S. dollar zero curve derived from swap rates at the valuation date, with a term to maturity matching the remaining term of warrants.
•The expected volatility assumptions are based on average of historical volatility based on comparable industry volatilities of public warrants.

5. INVENTORY, NET

Inventories are comprised of the following items as of the periods presented:

	March 31, 2022	December 31, 2021
Raw materials	$1,333	$1,477
Work in progress – cultivated cannabis	1,562	1,241
Work in progress – harvested cannabis and extracts	2,875	1,070
Finished goods – cannabis extracts	10,368	11,432
Finished goods – other	92	188
Total	$16,230	$15,408

During the three months ended March 31, 2022 and for year ended December 31, 2021, the Company recorded inventory write-downs for approximately $845 and $2,980, respectively, to cost of sales to write-down obsolete inventories.

6. PREPAID, DEPOSITS AND ADVANCES

Prepaid and advances are comprised of the following items as of the periods presented:

	March 31, 2022	December 31, 2021
Prepaid expenses	$2,654	$935
Deposits	106	47
Other advances	—	1,686
Total	$2,760	$2,668
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

In accordance with the seed investment agreement, in September 2019, the Company made an additional investment of approximately EUR 650, or approximately $722, for 2,138 shares in Cansativa, thereby increasing its equity ownership to 16.6% of the book value of Cansativa’s net assets of approximately EUR 1,233, and approximately EUR 1,122 of equity method goodwill as Cansativa was still in the process of getting the licenses and expanding its operations. As of September 30, 2020, the balance of Tranche 2 option expired un-exercised and as a result the Company recognized a loss on investment of approximately $370 in its Statement of Operations and Comprehensive Loss and the carrying value of the Tranche 2 option was reduced to nil.

In December 2020, Cansativa allocated shares of its common stock to a newly installed employee-stock ownership plan (“ESOP”). As a result of the ESOP installment, the Company’s equity ownership of Cansativa, on a fully-diluted basis, decreased from 16.59% to 15.80% of the book value of Cansativa’s net assets. Additionally, Cansativa raised additional capital through the issuance of Series A preferred stock (“Cansativa Series A Shares”) to a third-party investor at a per share price of EUR 543.31. As a result of the Series A Share issuance, the Company’s equity ownership of Cansativa, on a fully diluted basis, decreased from 15.80% to 14.22% of the book value of Cansativa’s net assets. The Company accounted for the transaction as a proportionate sale of ownership share and recognized a gain of approximately $211 in its consolidated statement of operations within loss on investments line. This change did not impact the equity method classification.

On February 1, 2022, the Company signed an agreement, which was subject to regulatory approval with Germany, to sell 1,586 shares of investment in Cansativa for approximately EUR 2,300, resulting in a gain of approximately $2,055, which was recognized in the consolidated statements of operations during the three months ended June 30, 2022. As a result of this sale, the Company's equity ownership of Cansativa, on a fully diluted basis, decreased from 14.22% to approximately 9% of the book value of Cansativa net assets. This change did not impact the equity method classification. The Company subsequently received regulatory approval in April 2022 as further noted in Note 20.

For the three months ended March 31, 2022 and 2021, the Company's share of net losses from the investment were $64 and $11, respectively.

8. INTANGIBLE ASSETS, NET

The Company has acquired cannabis-related licenses as part of a business combination with a gross value of approximately $19,000, which have indefinite useful lives as they are expected to generate economic benefit to the Company in perpetuity. In addition, as part of the Herbal Brand acquisition in 2019, the Company acquired finite-lived intangible assets with a gross value of approximately $7,091. During the three months ended March 31, 2022 and 2021 the Company recorded approximately $191 and $390, respectively, of amortization related to its finite-lived intangible assets.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following tables present details of the Company’s total intangible assets as of March 31, 2022 and December 31, 2021. The value of product formulation intangible asset is included in the value of Brand:

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0.0
Customer relationships	1,000	532	468	3.40
Customer list	650	379	271	2.0
Brand	4,500	1,313	3,187	7.0
Total finite-lived intangible assets	$7,075	$3,149	$3,926

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Total indefinite-lived intangible assets	$19,000	N/A	$19,000
Total intangible assets	$26,075	$3,149	$22,926

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0.0
Customer relationships	1,000	487	513	3.4
Customer list	650	346	304	2.3
Brand	4,500	1,200	3,300	7.3
Total finite-lived intangible assets	$7,075	$2,958	$4,117

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Total indefinite-lived intangible assets	$19,000	N/A	$19,000
Total intangible assets	$26,075	$2,958	$23,117

Impairment Testing - Finite-Lived Intangibles

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company performs its annual impairment test as of December 31 of each year. As part of the review, the Company will perform a qualitative assessment to determine whether indicators of impairment existed, along with considering, among other factors, the financial performance, industry conditions, as well as microeconomic developments. The Company also reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of its goodwill may not be recoverable. After the close of each interim quarter, management assesses whether any indicators of impairment exist requiring the Company to perform an interim goodwill impairment analysis.

In conjunction with the 2021 annual impairment testing, the Company reviewed finite-lived intangible assets for impairment. In performing such review, the Company makes judgments about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. The Company recognizes an impairment if

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
the carrying amount of the long-lived asset group exceeds the Company’s estimate of the asset group’s undiscounted future cash flows.

Significant assumptions used in the impairment analysis include financial projections of free cash flow (including assumptions about revenue projections, regulations, operating margins, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods and discount rates. For our intangible assets related to the Cannabinoid segment, our estimated revenue projections reflect that Decree 811 that was followed by the passing of the Regulation 227 in February 2022, which was further resolved in April 2022, to allow us to export cannabis flower from Colombia starting 2023. The Colombian government signed Resolution 539, which outlines the regulation and the technical guidelines for commercializing dried flower and medicinal-grade cannabis extracts.

Indefinite-lived intangible assets, consisting of certain of the Company’s licenses, were reviewed for the annual impairment assessment during the fourth quarter of 2021 similar to goodwill, in accordance with ASC 350.

For the three months ended March 31, 2022 and March 31, 2021, no impairment was recognized related to the carrying value of any of the Company’s finite or indefinite-lived intangible assets.

Amortization Expense

The following table reflects the estimated future amortization expense for each period presented for the Company’s finite-lived intangible assets as of March 31, 2022:

Estimated Amortization Expense
2022	$603
2023	715
2024	542
2025	542
2026	482
Thereafter	1,042
Total	$3,926

9. GOODWILL

Impairment Testing

During the fourth quarter of 2021, the Company assessed whether there were events or changes in circumstances that would indicate that our goodwill may have been impaired. The Company performed a quantitative impairment test, including computing the fair value of the reporting units and comparing that value to its carrying value. The Company considered external and internal factors, including overall financial performance and entity-specific factors as part of the assessment. We recognized the challenge of the overall decline in the cannabinoid sector in the months preceding December 31, 2021, combined with our stock price volatility and related factors and as a result, the Company determined that it was more likely than not that the carrying value of its cannabinoid operating segment exceeds the fair value as of the year end testing date. Based upon the Company's 2021 annual goodwill impairment test, the Company concluded that goodwill was impaired as of the testing date of December 31, 2021. During the three months ended December 31, 2021 the Company recognized $18,508 non-cash goodwill impairment charge related to the cannabinoid segment, as a result, the Company had no goodwill on the statement of financial position as of December 31, 2021.

For the three months ended March 31, 2021, no impairment was recognized related to the carrying value of goodwill.

The Company calculated the fair value of the operating segments using discounted estimated future cash flows. The weighted-average cost of capital used in testing the reporting unit for impairment was 14%, with a perpetual growth rate of 3%.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

10. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Land	$5,065	$5,065
Building & warehouse	15,519	13,381
Laboratory equipment	6,337	6,295
Agricultural equipment	2,471	2,404
Computer equipment	1,700	1,681
Furniture & appliances	826	852
Construction in progress (a)	3,302	5,709
Other	1,243	1,247
Property, plant and equipment, gross	36,463	36,634
Less: accumulated depreciation	(6,407)	(5,702)
Property, plant and equipment, net	$30,056	$30,932
(a) Construction in progress primarily relates to on-going construction of the Company's Colombian and Portugal facilities
11. DEBT

	March 31, 2022	December 31, 2021
Convertible Notes due 2024, current portion (a)	15,170	16,559
Herbal Brands Loan due May 2023, current portion	770	470
Other loans and borrowings, current portion	536	479
Total debt, current portion	$16,476	$17,508
Convertible notes due 2024	—	1,140
Herbal Brands Loan due May 2023 (b)	4,553	4,760
Other loans and borrowings, net	1,596	1,687
Total debt, long term	$6,149	$7,587
Ending balance	$22,625	$25,095
(a) Convertible Note, current portion is reflected net of debt discount and debt issuance costs of $105 as of March 31, 2022 and $2,197 as of December 31, 2021.
(b) Herbal Brand's Loan, non current is reflected net of debt issuance costs of $38 as of March 31, 2022 and $410 in as of December 31, 2021.

Herbal Brands Loan due May 2023

In May 2019 and in connection with the Herbal Brands, Inc ("Herbal Brands") acquisition, the Company entered into a loan agreement (the "Loan and Security Agreement") with Rock Cliff Capital under which the Company secured a non-revolving loan of $8,500 (the "Herbal Brands Loan"). The Herbal Brands Loan bore interest at 8.00% per annum, calculated based on the actual number of days elapsed, due and payable in arrears on the first day of each fiscal quarter commencing July 1, 2019. The Herbal Brands Loan was to be repaid or prepaid prior to its maturity date of May 2, 2023 and required the Company to repay, on a quarterly basis, 85% of positive operating cash flows. The Company could also choose to prepay a portion of or the full balance of the loan, subject to a fee equal to the greater of (i) zero, and (ii) $2,338, net of interest payments already paid on such prepayment date. The loan was secured by inventory, property plant and equipment and other assets as collateral.

In connection with the Herbal Brands Loan, the Company issued equity-classified warrants for Class C preferred shares to Rock Cliff Capital (the "Rock Cliff Warrants") with an initial fair value of $717, which was reflected in additional paid-in capital,

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
with an initial expiration date of May 3, 2021. For more information refer to Note 12 to our unaudited condensed consolidated interim financial statements for the period ended of March 31, 2022.

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
In August 2020, the Company amended certain terms of the Herbal Brands Loan to provide for additional interest of 4.00% per annum, compounding quarterly and payable in-kind at maturity. In addition, the Company extended the expiration date of the Rock Cliff Warrants to May 3, 2023. As part of the amendment, the net debt to EBITDA covenant test was no longer required due to the occurrence of a Qualified IPO on December 18, 2020. The Company accounted for the amendment to the Herbal Brands Loan as a debt modification. Due to the extension of the warrants expiration, the Company reviewed the fair value of the options before and after the amendment, as a result the Company recognized approximately $400 of additional debt issuance costs related to the increase in the fair value of the warrants in its statement of financial position at December 31, 2021. Such costs will be amortized on a straight-line basis through the amended expiration date of the Rock Cliff Warrants.

Following the closing of the business combination on December 18, 2020 between Clever Leaves International Inc., a corporation organized under the laws of British Columbia, Canada, Schultze Special Purpose Acquisition Corp., a Delaware corporation, Novel Merger Sub Inc., a Delaware corporation and the Company, which resulted in both Clever Leaves International Inc. and Schultze Special Purpose Acquisition Corp. becoming wholly owned subsidiaries of the Company (the "Business Combination") and pursuant to the terms, the holder of the Rock Cliff Warrants can purchase 63,597 of the Company's common shares at a strike price of $26.73 per share.
For the three months ended March 31, 2022 and 2021, the Company recognized interest expense of approximately $239 and $202, respectively, of the Herbal Brands Loan in accordance with the terms of the loan agreement. There was no repayment of principal for the three months ended March 31, 2022 and 2021.

Subsequently, on May 2, 2022, the Company fully repaid the Herbal Brands loan in the amount of $5,642, including interest and fees, in full satisfaction of Herbal Brands' obligations under the Loan and Security Agreement. The Rock Cliff Warrants continues to remain outstanding until it's expiration date of May 3, 2023.

For more information refer to Note 20 in our unaudited condensed consolidated interim financial statements for the period ended March 31, 2022 included in this Form 10-Q.
2024 Note Purchase Agreement

On July 19, 2021, the Company entered into a Note Purchase Agreement with Catalina LP (“the "Note Purchase Agreement") and issued a secured convertible note (the "Convertible Note") to Catalina LP (“Catalina”), an affiliate of SunStream Bancorp Inc., a joint venture initiative sponsored by Sundial Growers Inc. (Nasdaq: SNDL), pursuant to the Note Purchase Agreement in the principal amount of $25,000. The Convertible Note provided for maturity three years from the date of issuance and interest accrual at a rate of 5% per annum from the date of issuance. Interest on the Convertible Note was payable on a quarterly basis, either in cash or by increasing the principal amount of the Convertible Note, at the Company's election. The Company may, in its sole discretion, prepay any portion of the outstanding principal and accrued and unpaid interest on the Convertible Note at any time prior to the maturity date.

The principal and accrued interest owing under the Convertible Note could be converted at any time by the holder into the Company's common shares, without par value, at a per share price of $13.50. Up to $12,500 in aggregate principal under the Convertible Note could be so converted within one year of issuance, subject to certain additional limitations.
Subject to certain limitations set forth in the Convertible Note, each of the Company and the noteholder could redeem all or a portion of the outstanding principal and accrued interest owing under the Convertible Note into common shares, at a per share price equal to the greater of (x) an 8% discount to the closing price per share on the applicable redemption date or (y) $6.44 (the

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
“Optional Redemption Rate”). Up to $12,500 in aggregate principal under the Convertible Note could be so redeemed within one year of issuance, subject to certain additional limitations.

If the closing price per share of the Company’s common shares on the Nasdaq Capital Market is below $7.00 for 15 consecutive trading days, neither party would be permitted to redeem any portion of the Convertible Note until the closing price per common share has been above $7.00 for 15 consecutive trading days. At any time, including during the time while the holder is restricted from redeeming all or any portion of the Notes, the holder of the Convertible Note could elect to receive cash repayment of principal and accrued interest on the Convertible Note, in an amount not to exceed $3,500 in any 30 consecutive calendar day period, which amount shall be reduced to $2,000 when the principal on the Convertible Note is less than $12,500.

The holder of the Convertible Note would not be entitled to convert any portion of the Convertible Note if, after such conversion, such holder would have beneficial ownership of, and direct or indirect control or direction over, more than 9.99% of the Company’s outstanding common shares.

The Convertible Note was subject to certain events of default. The occurrence of these events of default would give rise to a 5% increase in the interest rate to a total of 10% per annum for as long as the event of default continues and give the holder of the Convertible Note the right to redeem the outstanding principal and accrued interest on the Convertible Note at the Optional Redemption Rate. Certain events of default also require the Company to repay all outstanding principal and accrued interest on the Convertible Note. In addition, in certain circumstances, if the Company failed to timely deliver common shares as required upon conversion or redemption of the Convertible Note, then the Company would be required to pay, on each day that such failure to deliver common shares continues, an amount in cash equal to 0.75% of the product of (x) the number of common shares the Company failed to deliver (on or prior to share delivery deadline and to which holder is entitled) multiplied by (y) any closing trading price of the common shares (selected by the Holder in writing during the period beginning on the applicable Conversion/Redemption Date and ending on the applicable Conversion/Redemption Share Delivery Deadline.) The obligations of the Company under the Note Purchase Agreement were guaranteed by certain of the Company's subsidiaries.

The Company evaluated all settlement possibilities to conclude if the Convertible Note represented an obligation under ASC 480. As of the inception of the Convertible Note, the Company analyzed whether the Share Redemption is predominant based on the likelihood the Convertible Note would settle in accordance with that particular provision, compared to the likelihood of settling under all other possibilities and determined that in order for the Convertible Note to be subject to ASC 480, there must be a 90% likelihood of settlement using a variable number of shares such that the monetary value is substantially fixed. Based upon the overall assessment of settlement possibilities, the Company concluded that the Convertible Note is not subject to ASC 480.

In connection with the 2024 Convertible Note and issuance of common shares upon Convertible Note conversions during year 2021, the Company analyzed the convertible instrument for a beneficial conversion feature in accordance with ASC 470-10 and in accordance to ASC 815. The Company determined it was not a derivative requiring liability treatment and the redemption feature was not bifurcated as a derivative liability, as it was closely related to the host. The Company concluded that during October 2021, the contingency linked to the beneficial conversion factor was met and the beneficial conversion factor with discount on debt was recognized. The Company recorded a beneficial conversion feature of $4,748 in Additional Paid in Capital. The discount created by the beneficial conversion factor was amortized from the date the contingency was met to maturity or earlier redemption date of holder's put. As a result, the Company recorded $3,519 total debt amortization, within Interest expense in the Consolidated Statement of Operations for 2021. The Conversion feature was evaluated under ASC 815 for an embedded derivative and noted that conversion features qualifies for the scope exception for instruments that are indexed to Company's own equity and bifurcation is not required from the host debt instrument.

The Company evaluated the guidance for Beneficial Conversion Features ("BCF") per ASC 470. At the commitment date, the fair value of the shares contingently issuable upon conversion was greater than the allocated proceeds and calculated the intrinsic value of conversion feature for the amount of $9,496 which should be recognized in earnings if and when the contingencies are resolved. In establishing the accounting policy for the recognition of this contingent BCF, the Company considered that this settlement is only available to a limited portion of principal ($12,500 convertible in the first year), when price is below $7.00. The second half of the debt becomes convertible when the trading price falls to $7.00 during the second or third year the Convertible Note is outstanding. During 2021, first contingency feature was resolved and BCF for $4,748 was recorded.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Additionally, the Company recorded debt issuance cost of $630 and debt discount of $335, which together total of $965. The discount created by the beneficial conversion factor was amortized from the date the contingency was met to maturity or earlier redemption date of holder's put. These costs are amortized to interest expense over the life of the debt. A portion of the discount was accelerated in proportion to the extent note holder had the right to exercise the contingent put to receive cash repayments on account of principal and accrued Interest.

On January 13, 2022, the Company and Catalina LP entered the First Amendment to the Secured Convertible Note (the "First Amendment Agreement"), amending certain terms of the original Secured Convertible Note issued by the Company to Catalina. The amendment changed the Optional Redemption Price to be the greater of (i) $2.208 ($6.44 in the Original Note); and (ii) an 8% discount to the 4-day lowest volume weighted average trading price (VWAP) of the Common Shares on the Nasdaq Capital Market on each of the three days prior to and including the date of the Optional Redemption Notice (the Original Note provided for an 8% discount to the closing price of the Common Shares on the Original Redemption Date). These amendments were temporary amendments that would have expired on July 19, 2022, at which time the terms of the original note apply with respect to such amendments. The First Amendment Agreement allowed Catalina to elect to receive cash repayment on account of Principal if the closing price per share of the Company’s common shares on the Nasdaq Capital Market is below $2.20 (from $7.00 in the original Secured Convertible Note) on any 10 of the previous 20 trading days. The terms of the Original Note would have applied to redemptions or repayments after July 19, 2022, unless further amended by the parties thereto.

The amendment also added the limitations on redemptions into Common Shares by Catalina as follows: (1) from and after February 1, 2022, Catalina may redeem up to an aggregate amount of $2,000 (the “Base Redemption Amount”) during a calendar month at the Optional Redemption Price; (2) from and after February 1, 2022, Catalina may redeem up to an additional $1,500 (the “Additional Redemption Amount”) during a calendar month at a redemption price that is the greater of (i) $4.60 and (ii) an 8% discount to the 4-day VWAP; and (3) until January 31, 2022, Catalina may redeem up to an aggregate amount of $4,000 (the “Make-Up Base Redemption Amount”) at the Optional Redemption Price; and (4) until January 31, 2022, Catalina may redeem up to an additional $3,000 (the “Make-Up Additional Redemption Amount”) at a redemption price that is the greater of (i) $4.60 and (ii) an 8% discount to the 4-day VWAP. The Company compared the change in fair value of the conversion feature to the pro forma carrying amount and noted that it is more than 10%. The Company accounted for this amendment as a debt extinguishment. The Company also compared the effective conversion price with fair value of the Company's common stock and noted no BCF to be reacquired at the time of extinguishment. As a result, during the three months ended March 31, 2022, the Company recognized a loss on debt extinguishment of $2,263 which included unamortized debt issuance cost and BCF that was evaluated under the terms of the original Catalina LP Secured Convertible note.

At the amendment date, new terms were evaluated for Beneficial Conversion Features ("BCF") per ASC 470 and noted that the fair value of the shares issuable upon conversion was greater than the allocated proceeds. As a result, the Company calculated and recorded the intrinsic value of conversion feature and BCF for $1,749. The Company recognized $1,644 discount created by the BCF for the quarter ended March 31, 2022, accelerating amortization on straight line basis from the date of amendment to the date of payment. No other derivative bifurcation was noted.

During the three months ended March 31, 2022, the Company issued a total of 607,000 common shares upon debt conversion to the noteholder of $1,324 aggregate principal amount. The Company also repaid principal of $3,482 and accrued interest of $18, for a total amount of $3,500 related to the 2024 Convertible Note. As of March 31, 2022, the outstanding principal balance, including interest, of the Convertible Note payable was $15,170.

Subsequent to March 31, 2022, on April 5, 2022, the Company fully repaid its 2024 Convertible Note with accrued interest. For more information refer to Note 20 to our unaudited condensed consolidated interim financial statements for the period ended March 31, 2022 included in this Form 10-Q.

Other Borrowings

Portugal Debt

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed €1,000 ($1,213) (the "Portugal Debt"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Debt pays interest quarterly at a rate of Euribor plus 3 percentage points. This loan is secured by our mortgaged asset. For the three months ended March 31, 2022 and 2021, the Company recognized interest expense of approximately €8 ($9) and nil, respectively, and repaid principal of approximately €63 ($70) and nil, respectively, of the Portugal Debt in accordance with the terms of the loan agreement. The

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
outstanding principal balance of the Portugal Debt as of March 31, 2022 and December 31, 2021 was €938 ($1,143 and €1,000 ($1,213), respectively.

Colombia Debt

During 2021, Ecomedics S.A.S. entered into loan agreements with multiple local lenders (collectively, the "Colombia Debt"), under which the Company borrowed approximately COP$5,015,800 ($1,222) of mainly working capital loans. The working capital loans are secured by mortgage of our farm land in Colombia as collateral. These loans bear interest at a range of 12.20% to 12.25% per annum denominated in Colombian pesos. The first payment of the principal and interest will be repaid six months after receiving the loan. After the first payment, the principal and interest will be repaid semi-annually. The outstanding principal balance of the Colombia Debt as of March 31, 2022 and December 31, 2021 was COP$4,515,503 ($1,151) and COP$4,592,095 ($1,153), respectively.

12. CAPITAL STOCK
Common Shares

As of March 31, 2022 and December 31, 2021, a total of 38,623,929 and 26,605,797 common shares were issued and outstanding, respectively.
Preferred Shares

As of March 31, 2022 and December 31, 2021, the Company had no preferred shares issued and outstanding.

Convertible Note due July 2024

In connection with the convertible note purchase agreement, for the three months ended March 31, 2022, the Company issued a total of 607,000 shares of common stock upon debt conversion to the noteholder. For more information refer to Note 11 to our unaudited condensed consolidated interim financial statements for the period ended of March 31, 2022.

Equity Distribution Agreement

On January 14, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent”). Under the terms of the Equity Distribution Agreement, the Company may issue and sell its common shares, without par value, having an aggregate offering price of up to $50,000 from time to time through the Agent. The issuance and sale of the common shares under the Equity Distribution Agreement have been made, and any such future sales will be made, pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-262183), which includes an “at-the-market” (“ATM”) offering prospectus supplement (the "Prospectus Supplement"), as amended by Amendment No.1 and Amendment No.2 (defined below).

On March 24, 2022, the Company filed Amendment No. 1 to the Prospectus Supplement ("Amendment No. 1") indicating that it was, at that time, subject to “baby shelf” rules pursuant to Instruction I.B.6. of Form S-3. As such, the Company could not sell more than one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates, with such aggregate market value calculated using figures from a date or dates, as the case may be, within the preceding 60-days from the date of filing the Annual Report. Pursuant this baby shelf cap, the Company could not offer to or sell equity securities for more than one-third of its public float, which, limited the aggregate offering price pursuant to the ATM to approximately $18,111.

The Company filed Amendment No. 2 to the Prospectus Supplement (“Amendment No. 2”) on March 28, 2022, to reflect that it was no longer subject to the limitations under General Instruction I.B.6 of Form S-3 and, therefore, in accordance with the terms of the Equity Distribution Agreement, the Company may offer and sell its common shares having an aggregate offering price of up to $46,599 from time to time through the Agent.

Subject to terms of the Equity Distribution Agreement, the Agent is not required to sell any specific number or dollar amount of common shares but has agreed to act as the Company’s sales agent, using commercially reasonable efforts to sell on the Company’s behalf all of the common shares requested by the Company to be sold, consistent with the Agent’s normal trading

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
and sales practices, on terms mutually agreed between the Agent and the Company. The Agent is entitled to compensation under the terms of the Equity Distribution Agreement at a fixed commission rate not to exceed 3.0% of the gross proceeds from each issuance and sale of common shares. As of March 31, 2022, the Company had issued and sold 11,047,567 shares pursuant to the ATM offering, for aggregate net proceeds of $22,223, which consisted of gross proceeds of $23,400 and $1,177 equity issuance costs.

Warrants

As of March 31, 2022, excluding the Rock Cliff warrants, the Company had 12,877,361 of its public warrants classified as a component of equity and 4,900,000 of its private warrants recognized as liability. Each warrant entitles the holder to purchase one common share at an exercise price of $11.50 per share commencing 30 days after the closing of the Business Combination and will expire on December 18, 2025, at 5:00 p.m., New York City time, or earlier upon redemption. Once the warrants are exercisable, the Company may redeem the outstanding public warrants at a price of $0.01 per warrant if the last reported sales price of the Company’s common shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders. The private warrants were issued in the same form as the public warrants, but they (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis at the holder’s option, in either case as long as they are held by the initial purchasers or their permitted transferees (as defined in the warrant agreement). Once a private warrant is transferred to a holder other than an affiliate or permitted transferee, it is treated as a public warrant for all purposes. The terms of the warrants may be amended in a manner that may be adverse to holders with the approval of the holders of at least a majority 50.1% of the then outstanding warrants.

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

As of March 31, 2022, the Company performed a valuation of the private warrants and as a result recorded a net gain on remeasurement for the three months ended March 31, 2022, of approximately $490 in its statement of operations.

As of March 31, 2021, the Company performed a valuation of the private warrants and as a result recorded a net loss on remeasurement for the three months ended March 31, 2021, of approximately $4,851 in its statement of operations.
Herbal Brands Acquisition

In April 2019, the Company issued the Rock Cliff Warrants to purchase 193,402 Clever Leaves Class C convertible preferred shares on a 1:1 basis, at a strike price of $8.79 per share. The fair value of the Rock Cliff Warrants was $717. The warrants can be exercised in part or in whole at any time prior to the expiration date of May 3, 2021, and are not assignable, transferable, or negotiable. The equity classified warrants are amortized to interest expense over the life of the debt. During the three months ended March 31, 2022 and March 31, 2021, the Company amortized $38 and nil, respectively, to interest expense.

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
13. GENERAL AND ADMINISTRATION
The components of general and administrative expenses were as follows:

	Three Months Ended March 31,
	2022	2021

Salaries and benefits	$4,549	$3,326
Office and administration	1,123	1,186
Professional fees	1,719	2,234
Share based compensation	500	1,550
Rent	402	260
Other (a)	(32)	(92)
Total	$8,261	$8,464
(a) The Company reclassified $278 research and development ("R&D") expenses, reported in the previous period in other general & administrative expense to R&D expense, as presented on the Consolidated Statement of Operations, to conform to the current period presentation.
14. RESTRUCTURING EXPENSE

The Company has been reviewing, planning and implementing various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and optimize its business model. As part of this process, the Company recorded a restructuring charge of approximately $4,008 related to asset write off, severance, and other related costs for the three months ended March 31, 2022.

Asset write off – With the recent passage of Regulation 227 in February 2022 and the Joint Resolution 539 of 2022 by the Colombian Government in April 2022, the Company will be able to export cannabis flower for medicinal use. With this significant new opportunity opening up, the Company evaluated its current production capacity for cannabis extracts and thus identified the need to scale back on some of the extraction capacity and related assets. Excess assets, including a large extractor, was identified and abandoned for a total of $2,773 during the three months ended March 31, 2022.

Reduction-in-workforce - The Company approved plans to reduce its workforce in various departments across multiple geographies to effectively align its resources and manage operating costs, which resulted in a total charge of approximately $1,235 of severance cost for the three months ended March 31, 2022 related to the workforce reductions. As of March 31, 2022, we paid $89 of the total $1,235 of severance cost and $1,146 of accrued termination related costs remained outstanding as part of "Other long-term liabilities" on our statement of financial position.

15. SHARE-BASED COMPENSATION

Stock-Based Compensation Plans

The Company's 2018 Equity Incentive Plan, 2020 Equity Incentive Plan and Earnout Plan are described in the Company's 2021 Form 10-K.

Share-Based Compensation Expense

The following table summarizes the Company's share-based compensation expense for each of its awards, included in the

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Consolidated Statements of Operations for the three months ended March 31, 2022.

	Three Months Ended March 31,
	2022	2021

Share-based compensation award type:
Stock Options	185	356
RSUs	315	1,194
Total Shared Based Compensation Expense	$500	$1,550

The Company recognized share-based compensation expense in general and administrative expense.

Stock Options

The following table is a summary of options activity for the Company’s equity incentive plans for the three months ended March 31, 2022:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as at December 31, 2021	784,193	$5.91	3.68	$—
Granted	18,114	$2.76	9.75	—
Exercised	(123,300)	$0.24	—	$97
Forfeited	(29,112)	$10.00	—	—
Expired	(48,672)	$7.64	—	—
Balance as of March 31, 2022	601,223	$6.56	2.91	$—
Vested and expected to vest as of March 31, 2022	589,942	$6.49	2.92	$—
Vested and exercisable as of March 31, 2022	397,714	$6.72	2.34	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for all stock options that had exercise prices lower than the fair value of the Company’s common shares.

The weighted-average grant-date fair value per share of stock-options granted during the three months ended March 31, 2022 and 2021 was $1.72 and $10.60, respectively.

The share-based compensation expense related to unvested stock options awards not yet recognized as of March 31, 2022 and December 31, 2021, was $961 and $1,414, respectively, which is expected to be recognized over a weighted average period of 1.2 and 1.4 years, respectively.

Restricted Share Units
Time-based Restricted Share Units
The fair value for time-based RSUs is based on the closing price of the Company’s common shares on the grant date.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table summarizes the changes in the Company’s time-based restricted share unit activity during the three months ended March 31, 2022:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2021	502,701	$10.93
Granted	1,729,096	2.76
Vested	(212,185)	10.47
Canceled/forfeited	(574,473)	3.29
Non-vested as of March 31, 2022	1,445,139	$4.26

Market-based Restricted Share Units

The Company has previously granted RSUs with both a market condition and a service condition (market-based RSUs) to the Company’s employees. No such market-based RSUs were granted during the three months ended March 31, 2022. The market-based condition for these awards requires that (i) the Company’s common shares maintain a closing price equal to or greater than $12.50 for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2022 (which condition was met on March 16, 2021) or (ii) the Company's common shares maintain a closing price equal to or greater than $15.00 for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2024. Provided that the market-based condition is satisfied, and the respective employee remains employed by the Company, the market-based restricted share units will vest in four equal annual installments on the applicable vesting date.

The following table presents the weighted-average assumptions used in the Monte Carlo simulation model to determine the fair value of the market-based restricted share units granted in the three months ended March 31, 2022:

Weighted Average Assumptions
Grant date share price	$2.76
Risk-free interest rate	1.6%
Expected dividend yield	0.0%
Expected volatility	75%
Expected life (in years)	2.78 - 2.82

The following table summarizes the changes in the Company’s market-based restricted share unit activity during the three months ended March 31, 2022:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2021	1,073,331	$12.94
Granted	—	—
Vested	(35,268)	13.91
Canceled/forfeited	(248,274)	12.69
Non-vested as of March 31, 2022	789,789	$12.97

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
16. REVENUE

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

Disaggregation of Revenue
Refer to Note 17 Segment Reporting to our unaudited condensed consolidated interim financial statements for the period ended of March 31, 2022 included in this Form 10-Q for disaggregation of revenue data.

Contract Balances

The timing of revenue recognition, billing and cash collections results in billed accounts receivable and deferred revenue primarily attributable to advanced customer payment, on the Consolidated Statements of Financial Position. Accounts receivables are recognized in the period in which the Company's right to the consideration is unconditional. The Company's contract liabilities consist of advance payment from a customer, which is classified on the Consolidated Statements of Financial Position as current and non-current deferred revenue.

As of March 31, 2022, the Company's deferred revenue, included in current and non-current liabilities was $265 and $1,290, respectively.
As of December 31, 2021, the Company's deferred revenue, included in current and non-current liabilities was $653 and $1,548, respectively.
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

The Company’s management evaluates segment profit/loss for each of the Company’s operating segments. The Company defines segment profit/loss as income from continuing operations before interest, taxes, depreciation, amortization, share-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. Such items are shown below in the table reconciling segment profit/(loss) to consolidated income/(loss) from continuing operations before income taxes. The Company does not have any material inter-segment sales. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CEO. Segment goodwill and other intangible assets, net, are disclosed in Note 9 and Note 8, respectively.
As of March 31, 2022, the Company’s operations were organized in the following two reportable segments:
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
2.Non-Cannabinoid operating segment: comprised of the brands acquired as part of the Herbal Brands acquisition in April 2019. The segment is engaged in the business of formulating, manufacturing, marketing, selling, distributing, and otherwise commercializing nutraceuticals and other natural remedies, wellness products, detoxification products, nutraceuticals, and nutritional and dietary supplements. The Company’s principal customers for its Herbal Brands products include mass retailers, specialty and health retailer and distributors in the U.S.

The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for the periods presented:

	Three Months Ended March 31,
	2022	2021
Segment Net Sales:
Cannabinoid	$1,994	$677
Non-Cannabinoid	3,230	2,800
Total net sales	5,224	3,477

Segment Profit (Loss):
Cannabinoid	(7,688)	(2,864)
Non-Cannabinoid	348	612
Total segment loss	$(7,340)	$(2,252)

Reconciliation:
Total segment loss	(7,340)	(2,252)
Unallocated corporate expenses	(3,536)	(3,387)
Non-cash share-based compensation	(500)	(1,550)
Depreciation and amortization	(517)	(579)
Loss from continuing operations before income taxes	$(11,893)	$(7,768)

Loss on debt extinguishment, net	2,263	—
(Gain) loss on remeasurement of warrant liability	(490)	4,851
Foreign exchange loss	345	759
Interest and amortization of debt issuance cost	2,118	978
Other income, net	(53)	(602)
Loss before loss from equity investment	$(16,076)	$(13,754)

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table disaggregates the Company’s revenue by channel for the periods presented:

	Three Months Ended March 31,
	2022	2021
Mass retail	$2,997	$1,888
Distributors	1,658	1,232
Specialty, health and other retail	392	225
E-commerce	177	132
Total	$5,224	$3,477

The following table represents the Company's revenues attributed to countries based on location of customer:

	Three Months Ended March 31,
	2022	2021
United States	$3,233	$2,800
Israel	$638	$—
Australia	368	282
Brazil	643	142
Other	342	253
Total	$5,224	$3,477
During the three months ended March 31, 2022 and 2021, the majority of the Company's net sales for the non-cannabinoid segment were in the U.S.

	Percentage of Revenues		Percentage of Accounts Receivable
	Three Months Ended March 31, 2022		March 31,	December 31,
	2022	2021	2022	2021
Customer A	*	*	28%	*
Customer B (a)	11%	19%	14%	25%
Customer C (b)	12%	*	32%	18%
Customer D (a)	*	10%	*	*
Customer E (b)	12%	*	*	*
* denotes less than 10%

(a) net sales attributed are reflected in the non-cannabinoid segments
(b) net sales attributed are reflected in the cannabinoid segments

	March 31, 2022	December 31, 2021
Long-lived assets
Colombia	$17,586	$18,950
Portugal	12,245	11,733
Other(a)	225	249
Total	$30,056	$30,932
(a)“Other” includes long-lived assets primarily in the U.S.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Long-lived assets consist of non-current assets other than goodwill; intangible assets, net; investments in unconsolidated subsidiaries and equity securities; and financial instruments.

18. NET LOSS PER SHARE
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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share:

	Three months ended
	March 31, 2022	March 31, 2021
Numerator:
Net loss	$(16,140)	$(13,765)

Denominator:
Weighted-average common shares outstanding - basic and diluted	27,960,584	25,030,080

Net loss per common share- basic and diluted	$(0.58)	$(0.55)

The Company's potentially dilutive securities, which include common stock, warrants, stock options, and unvested restricted stock have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding as of March 31, 2022 and 2021, from the computation of diluted net loss per share attributable to common shareholders because including them would have had an anti-dilutive effect:

	March 31, 2022	March 31, 2021

Common stock warrants	17,840,951	17,850,460
SAMA earnout shares	570,211	570,211
Stock options	601,223	948,322
Unvested restricted share units	2,234,928	1,448,032
Total	21,247,313	20,817,025

19. LEASES

On January 1, 2022, we adopted the accounting standard ASC 842, Leases, using the modified retrospective method. We elected this adoption date as our date of initial application. As a result, we have not updated financial information related to, nor have we provided disclosures required under ASC 842 for, periods prior to January 1, 2022. The primary changes to our policies relate to recognizing most leases on our statement of financial position as liabilities with corresponding right-of-use ("ROU") assets.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

The Company has entered into agreements under which we lease various real estate spaces in North America, Europe and Latin America, under non-cancellable leases that expire on various dates through calendar year 2029. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to early terminate the lease. Some of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment.

Practical Expedients

The modified retrospective approach included a package of optional practical expedients that we elected to apply. Among other things, these expedients permitted us not to reassess prior conclusions regarding lease identification, lease classification and initial direct costs under ASC 842. The Company does not separate lease and non-lease components in determining ROU assets or lease liabilities for real estate leases. Additionally, the Company does not recognize ROU assets or lease liabilities for leases with original terms or renewals of one year or less.

	Financial Statement Classification	March 31, 2022
Operating lease costs:
Fixed lease costs	Operating expenses	$463
Total lease costs		$463
The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the three months ended March 31, 2022 was approximately $57. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. Total variable lease costs were immaterial. For the three months ended March 31, 2022, cash paid for amounts associated with our operating lease liabilities were approximately $423 which were classified as operating activities in the consolidated statement of cash flows.

The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of March 31, 2022:

Leases and a reconciliation to the operating lease liabilities as of March 31, 2022
Remainder of Year 2022	$1,226
2023	1,483
2024	838
2025	301
2026	153
Thereafter	278
Total future fixed operating lease payments	$4,279

Less: Imputed interest	$460
Total operating lease liabilities	$3,819

Weighted-average remaining lease term - operating leases	3.25
Weighted-average discount rate - operating leases	8%

Due to our election to apply the effective date method of adoption for ASC 842, we have included the following additional disclosure under our historical lease accounting under ASC 840.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
As of December 31, 2021, future minimum lease payments under non-cancelable operating lease were as follows

Lease Commitments
2022	$1,910
2023	1,562
2024	845
2025	337
2026	152
Thereafter	286
Total	$5,092

20. SUBSEQUENT EVENTS

2024 Convertible Note - Settlement

On April 5, 2022, the Company repaid the Convertible Note to Catalina LP an amount equal to $13,246, in full satisfaction of the aggregate amount outstanding, including accrued interest. As a result of the repayment, all outstanding indebtedness and obligations of the Company owing to Catalina under the Note Purchase Agreement and Convertible Note have been paid in full.

Herbal Brands Loan due May 2023- Settlement

On May 2, 2022, Herbal Brands, a wholly owned subsidiary of the Company, fully repaid its outstanding indebtedness and obligations under the Loan and Security Agreement, for a total amount of $5,642 including interest and fees, in full satisfaction of Herbal Brands' obligations under the Loan and Security Agreement (the “Payoff”). No Back-End Fee (as defined in the Loan and Security Agreement) was due in connection with the Payoff. In addition, all liens, guarantees and encumbrances under the Loan and Security Agreement were released.

Investment in Cansativa

On February 1, 2022, the Company signed an agreement, which was subject to regulatory approval with Germany, to sell 1,586 shares of investment in Cansativa for approximately EUR 2,300, resulting in a gain of approximately $2,055, which will be recognized in the consolidated statements of operations during the three months ended June 30, 2022. As a result of this sale, the Company's equity ownership of Cansativa, on a fully diluted basis, decreased from 14.22% to approximately 9% of the book value of Cansativa's net assets. This change did not impact the equity method classification. Subsequently, the Company received final regulatory approval and funds in April 2022 which finalized this sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Amounts in thousands of U.S. dollars, except as otherwise noted.
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

We have invested in ecologically sustainable, large-scale, botanical cultivation and processing, as the cornerstone of our medical cannabinoid business, and we continue to develop strategic distribution channels and brands. We currently own approximately 2.1 million square feet of greenhouse cultivation capacity across two continents and approximately 15 million square feet of agricultural land. In addition, our pharmaceutical-grade extraction facility is capable of processing 104,400 kilograms of dry flower per year.
In July 2020, we became one of a small number of vertically integrated cannabis companies to receive EU GMP certifications for our Colombian operations. We believe this certification provides us with one of the largest licensed capacities for cannabis cultivation and cannabinoid extraction globally, while our strategically located operations allow us to produce our products at a fraction of the average cost of production incurred by our peers in Canada and the United States.
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
1.The Cannabinoid operating segment is comprised of our cultivation, extraction, manufacturing, commercialization, and distribution of cannabinoid products. This operating segment is in the early stages of commercializing cannabinoid products internationally subject to applicable international and state laws and regulations. Our customers and sales for our cannabinoid segment products are mostly outside of the United States.
2.The Non-Cannabinoid operating segment is comprised of the brands and manufacturing assets acquired as part of our acquisition of Herbal Brands. The segment is engaged in the business of formulating, manufacturing, marketing, selling, distributing, and otherwise commercializing wellness products and nutraceuticals. Our principal customers for the Herbal Brands products include specialty and health retailers, mass retailers and specialty and health stores in the United States.

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
The following table presents select operational and financial information of the Cannabinoid segment for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
Operational information:	2022	2021 (d)	Change
(In $000s, except kilogram and per gram data)
Kilograms (dry flower) harvested (a)	7,395	15,559	(8,164)	(52)%
Costs to produce (b)	$2,601	$2,509	$92	4%
Costs to produce per gram	$0.35	$0.16	$0.19	119%

Selected financial information:
Revenue	$1,994	$677	$1,317	195%
Kilograms sold (c)	4,352	2,476	1,876	76%
Revenue per grams sold	$0.46	$0.27	$0.19	70%
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
During the three months ended March 31, 2022 and 2021 we sold 4,352 and 2,476 kilograms, respectively, of dry flower equivalent. For the three months ended March 31, 2022, our cannabinoid segment sales were primarily in Australia, Israel, and Brazil. The increase in sale of dry flower equivalent for the Cannabinoid segment was primarily due to a shift to selling more higher margin products.

We harvested 7,395 kilograms of cannabinoids in the three months ended March 31, 2022, as compared to 15,559 kilograms in the three months ended March 31, 2021. The decrease was primarily attributable to a decrease in our production capacity at our Colombia and Portugal facilities.

Costs to produce were approximately $0.35 per gram of dry flower equivalent for the three months ended March 31, 2022, as compared to $0.16 per gram of dry flower equivalent for the three months ended March 31, 2021. The increase in costs to produce per gram was primarily driven by higher production costs associated with our expanded operations in Portugal, offset in part by the efficiencies maintained in our Colombian operations.
Recent Developments

Licensing Requirement - Decree 811

The Colombian government passed Decree 811 in late July 2021, which replaced Decree 613. Decree 811 removed the prohibition contained in Decree 613 to export cannabis flowers. In February 2022, the Colombian government passed Regulation 227, which defines the procedures to begin cultivating cannabis for exporting the flower for medicinal use. Later, in April 2022, a joint resolution 539 was passed, which allows us to export cannabis flower for medicinal use.

2024 Convertible Note Settlement

On April 5, 2022, the Company repaid to Catalina LP (“Catalina” or the "Holder”) an amount equal to $13,246, in full satisfaction of the aggregate amount outstanding, including accrued interest, under the Secured Convertible Note (the “Convertible Note”) issued pursuant to the Note Purchase Agreement, dated July 19, 2021, between the Company and Catalina, as amended on January 13, 2022 (the “Note Purchase Agreement”). As a result of the repayment, all outstanding indebtedness and obligations of the Company owing to Catalina under the Note Purchase Agreement and Convertible Note have been paid in full.

Pursuant to the repayment and termination of the Convertible Note, our ancillary agreements, including the Guarantee made by Clever Leaves International, Inc., 1255096 B.C. Ltd., NS US Holdings, Inc., Herbal Brands, Inc., Northern Swan International, Inc., Northern Swan Management, Inc., Clever Leaves US Inc., Northern Swan Deutschland Holdings, Inc. and Northern Swan Portugal Holdings, Inc., in favor of Catalina, and the pledge agreements made in favor of Catalina by us, Clever Leaves International, Inc., 1255096 B.C. Ltd. and Clever Leaves US Inc., each dated as of July 19, 2021, in respect of the shares of Clever Leaves International Inc., 1255096 B.C. Ltd., Northern Swan International, Inc., Clever Leaves US, Inc., and NS US Holdings, Inc. were concurrently terminated.

Herbal Brands Loan Settlement

On May 2, 2022, the Company fully repaid its outstanding indebtedness and obligations under the Herbal Brand's Loan and Security Agreement in the aggregate principal amount of $5,592, accrued and unpaid interest of $47 and aggregate fees of $3, in full satisfaction of Herbal Brands' obligations under the Loan and Security Agreement (the “Payoff”). Notwithstanding the provisions of the Loan and Security Agreement, no Back-End Fee (as defined in the Loan and Security Agreement) was due in connection with the Payoff. In addition, in connection with the Payoff, all liens, guarantees and encumbrances under the Loan and Security Agreement were released. For more information refer to Note 20 to our unaudited condensed consolidated interim financial statements for the period ended March 31, 2022 included in this Form 10-Q.
Impact of COVID-19 Pandemic

We expect our operations to continue to be affected by the ongoing outbreak of the 2019 coronavirus disease (“COVID-19”), which was declared a pandemic by the WHO in March 2020. The spread of COVID-19 has severely impacted many economies around the globe. In many countries, including those where we operate, businesses have been forced to cease or limit operations for long or indefinite periods of time. Measures taken to contain the spread of the virus, including travel bans, quarantines, social distancing, and closures of non-essential services have triggered significant disruptions to businesses worldwide, resulting in an economic slowdown. Governments and central banks have responded with monetary and fiscal interventions to stabilize economic conditions and we have taken steps to obtain financial assistance made available from jurisdictional governments, however we expect our future financial performance to continue to be impacted and result in a delay of certain of our go-to-market initiatives.

More recently, other, more infectious, variants of COVID-19 have been identified, which continue to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the current COVID-19 pandemic. Since the onset of the global pandemic in 2020, we have been closely monitoring the spread of COVID-19 and its variants, and plan to continue taking steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 caused us to modify our business practices, including implementing a temporary global work from home policy in March 2020 for all employees who were able to perform their duties remotely and temporarily restricting all nonessential business travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the customers we serve and other business partners in light of COVID-19 and variants thereof. Where and to the extent permitted to be open under local regulations, our office sites are operational with appropriate safety precautions based on vaccination rates and local guidance. The effects of the COVID-19 pandemic continue to evolve and, at this time, we cannot predict when certain restrictions that remain in place to protect our employees and customers will no longer be needed. Recognizing that local conditions vary for our offices around the world and that the trajectory of the virus continues to be uncertain, we may adjust our plans for employees returning to our offices as deemed necessary. Since early 2021, global vaccination efforts have been underway to control the pandemic. However, due to the speed and fluidity with which the COVID-19 pandemic continues to evolve, and the emergence of highly contagious variants, we do not yet know the full extent of the impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the effectiveness of vaccination and booster vaccination campaigns, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19 and variants thereof. For additional information related to the actual or potential impacts of COVID-19 on our business, please read Part I, Item 1A, "Risk Factors" of the 2021 Form 10-K.

Equity Distribution Agreement

On January 14, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent”). Under the terms of the Equity Distribution Agreement, we may issue and sell our common shares, without par value, having an aggregate offering price of up to $50,000 from time to time through the Agent. The issuance and sale of the common shares under the Equity Distribution Agreement have been made, and any such future sales will be made, pursuant to our effective registration statement on Form S-3 (File No. 333-262183), which includes an “at-the-market” (“ATM”) offering prospectus supplement (the “Prospectus Supplement”), as amended by Amendment No. 1 and Amendment No. 2 (defined below).

On March 24, 2022, we filed Amendment No. 1 to the Prospectus Supplement (“Amendment No. 1”) indicating that we were, at that time, subject to “baby shelf” rules pursuant to Instruction I.B.6. of Form S-3. As such, we could not sell more than one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates, with such aggregate market value calculated using figures from a date or dates, as the case may be, within the preceding 60-days from the date of filing the Annual Report. Pursuant this baby shelf cap, we could not offer to or sell equity securities for more than one-third of our public float, which limited the aggregate offering price pursuant to the ATM to approximately $18,111.

We filed Amendment No. 2 to the Prospectus Supplement (“Amendment No. 2”) on March 28, 2022, to reflect that we were no longer subject to the limitations under General Instruction I.B.6 of Form S-3 and, therefore, in accordance with the terms of the Equity Distribution Agreement, we may offer and sell our common shares having an aggregate offering price of up to $46,599 from time to time through the Agent.

Components of Results of Operations
Revenue — in our Cannabinoid segment, revenue is primarily comprised of sales of our cannabis products, which currently include cannabidiol isolate, full spectrum and standardized extracts. In our Non-Cannabinoid segment, revenue is primarily composed of sales of our nutraceutical products to our retail customers. As we continue to grow our cannabinoid sales operations, our main revenues are derived from our Herbal Brands business.
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
•General and administrative expenses include salary and benefit expenses for employees, other than in sales and marketing and research and development, including share-based compensation, costs of legal expenses, professional services, general liability insurance, rent and other office and general expenses.
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

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Consolidated Statements of Operations
(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2022	2021
Revenue	$5,224	$3,477
Cost of sales	(3,186)	(1,337)
Gross Profit	2,038	2,140

Expenses
General and administrative expenses	8,261	8,464
Sales and marketing expenses	733	587
Research and development	412	278
Restructuring expenses	4,008	—
Depreciation and amortization expenses	517	579
Total expenses	13,931	9,908

Loss from operation	(11,893)	(7,768)

Other Expense (Income), net
Interest and amortization of debt issuance cost	2,118	978
(Gain) loss on remeasurement of warrant liability	(490)	4,851
Loss on debt extinguishment, net	2,263	—
Foreign exchange loss	345	759
Other income, net	(53)	(602)
Total other expenses, net	4,183	5,986

Loss before income taxes and equity investment loss	$(16,076)	$(13,754)

Equity investments and securities loss	64	11
Net loss	$(16,140)	$(13,765)

Revenue by Channel
(In thousands of U.S. dollars)
The following table provides our revenue by channel for the three and three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Mass retail	$2,997	$1,888
Distributors	1,658	1,232
Specialty, health and other retail	392	225
E-commerce	177	132
Total	$5,224	$3,477

Revenue
Revenue increased to $5,224 for the three months ended March 31, 2022, as compared to $3,477 for the three months ended March 31, 2021. The increase was driven by increased sales in both our Non-Cannabinoid and Cannabinoid segments. The increased sales in our Non-Cannabinoid segment were primarily driven by continued sales strength from specialty distributors. The growth in our Cannabinoid segment sales reflects continued expansion of sales activity.

Cost of sales

Cost of sales increased to $3,186 for the three months ended March 31, 2022, as compared to $1,337 for the three months ended March 31, 2021. The increase was due to costs associated with increased sales from both our Non-Cannabinoid and Cannabinoid segments and increased inventory write-down related to aged, obsolete or unusable inventory, during the three months ended March 31, 2022 as compared to comparable period in prior year.

Operating expenses
(In thousands of U.S. dollars)

	Three months ended March 31,
	2022	2021	Change
General and administrative expenses	$8,261	$8,464	$(203)	(2)%
Sales and marketing expenses	733	587	$146	25%
Research and development	412	278	$134	48%
Restructuring expenses	4,008	—	$4,008	N/A
Depreciation and amortization expenses	517	579	$(62)	(11)%
Total operating expenses	$13,931	$9,908

(As a percentage of revenue)
General and administrative expenses	158%	243%
Sales and marketing expenses	14%	17%
Research and development	8%	8%
Restructuring expenses	77%	—%
Depreciation and amortization expenses	10%	17%
Total operating expenses	267%	285%
N/M: Not a meaningful percentage

General and administrative. General and administrative expenses decreased to $8,261 for the three months ended March 31, 2022, as compared to $8,464 for the three months ended March 31, 2021, primarily due to the decrease in share-based compensation, in part offset by increase in payroll related costs.

Sales and marketing. Sales and marketing expenses increased to $733 for the three months ended March 31, 2022, as compared to $587 for the three months ended March 31, 2021. The increase in spending was related to the potential launch of cannabinoid products, combined with easing of cost controls measures imposed in the comparable prior year period to address the impact of the COVID-19 pandemic.

Research and development. Research and development expenses increased to $412 for the three months ended March 31, 2022 as compared to $278 for the three months ended March 31, 2021. The increase is primarily due to research and development activities related to our cannabinoid products development.

Restructuring. We have been reviewing, planning and implementing various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and optimize our business model. As part of this process, we recorded a restructuring charge of approximately $4,008 related to asset write off, severances, and other related costs for the three months ended March 31, 2022.
Depreciation and amortization. Depreciation and amortization expenses decreased to $517 for the three months ended March 31, 2022, from $579 for the three months ended March 31, 2021. The decrease is mainly attributable to the lower amortization costs recognized during the three months ended March 31, 2022 as compared to the comparable prior year period. The decrease in amortization costs recognized was due to the acceleration of the period over which the useful life of the GNC intangible asset was amortized, which was fully amortized as of June 30, 2021. Additionally, the decrease was offset, in part by increased fixed asset depreciation due to capital expenditures for expansion of our cultivation and extraction assets.
Non-operating income and expenses
(In thousands of U.S. dollars)

	Three months ended March 31,
	2022	2021	Change
Interest and amortization of debt issuance cost	$2,118	$978	$1,140	117%
(Gain) loss on remeasurement of warrant liability	(490)	4,851	(5,341)	(110)%
Loss on debt extinguishment, net	2,263	—	2,263	N/A
Foreign exchange loss	345	759	(414)	(55)%
Other income, net	(53)	(602)	549	(91)%
Total	$4,183	$5,986	$(1,803)	(30)%
N/M: Not a meaningful percentage
Interest and amortization of debt issuance cost, net. Interest and amortization of debt issuance cost, net for the three months ended March 31, 2022 increased to $2,118, as compared to $978 for the three months ended March 31, 2021. The increase was primarily due to the debt discount costs in connection with the beneficial conversion factor related to the amended 2024 Convertible Note
(Gain) loss on remeasurement of warrant liability. Gain on remeasurement of warrant liability was $490 for the three months ended March 31, 2022, as compared to a loss of $4,851 for the three months ended March 31, 2021. The gain and loss are directly attributable to the remeasurement of the warrant liability as of March 31, 2022 and March 31, 2021, respectively, due to the change in the underlying value related to the private warrants during those periods. For more information refer to Note 12 to our unaudited condensed consolidated interim financial statements for the period ended March 31, 2022 included in this Form 10-Q.
Loss on debt extinguishment, net. Net loss on debt extinguishment was $2,263 for the three months ended March 31, 2022 compared to nil for the three months ended March 31, 2021. The loss was primarily related to the net of debt discount and debt issuance costs in connection to the beneficial conversion feature we had recognized in the prior period. For more information refer to Note 11 to our unaudited condensed consolidated interim financial statements for the period ended March 31, 2022 included in this Form 10-Q.

Foreign exchange loss. The impact of foreign exchange for the three months ended March 31, 2022 was a loss of $345, as compared to a loss of $759 for the three months ended March 31, 2021. The foreign exchange losses for the three months ended March 31, 2022, were primarily driven by the currency fluctuations of the Euro versus the U.S. Dollar.
Other income. Other (income) expenses, net includes items not individually material to our consolidated financial statements.
Operating Results by Business Segment
Our management evaluates segment profit/loss for each of our reportable segments. We define segment profit/loss as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 17 to our unaudited condensed consolidated interim financial statements for the three months ended March 31, 2022 included in this Form 10-Q.

Revenue by segment
(In thousands of U.S. dollars)

	Three months ended March 31,
	2022	2021
Segment Revenue:
Cannabinoid	$1,994	$677
Non-Cannabinoid	3,230	2,800
Total revenue	$5,224	$3,477
Cannabinoid. Cannabinoid revenue increased to $1,994 for the three months ended March 31, 2022, as compared to $677 for the three months ended March 31, 2021. The increase was driven primarily by key customer contracts maturing and transitioning from preparation to revenue generating phase.
Non-Cannabinoid. Non-Cannabinoid revenue increased to $3,230 for the three months ended March 31, 2022, as compared to $2,800 the three months ended March 31, 2021. The increase was driven primarily by stronger demand from specialty distributors combined with recovery of demand from COVID-19 that resulted in the closure of store fronts or reduction in foot traffic for our retail partners in the prior period and increased sales efforts in various revenue channels.
Segment profit/loss
(In thousands of U.S. dollars)

	Three months ended March 31,		Change
	2022	2021	$	%
Segment Profit/(Loss):
Cannabinoid	$(7,688)	$(2,864)	(4,824)	168%
Non-Cannabinoid	348	612	(264)	(43)%
Total Segment Loss (a)	$(7,340)	$(2,252)	(5,088)	226%
(a) For a reconciliation of segment (loss) to loss before income taxes see Note 17 to our unaudited condensed consolidated interim financial statements for the three months ended March 31, 2022, included in this Form 10-Q.

Cannabinoid — Cannabinoid segment loss increased to $7,688 for the three months ended March 31, 2022 compared to a loss of $2,864 for the three months ended March 31, 2021, primarily due to the restructuring charges recognized during the three months ended March 31, 2022 as part of our strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and optimize its business model.
Non-Cannabinoid — Non-Cannabinoid segment profit decreased to $348 for the three months ended March 31, 2022, compared to a profit of $612 for the three months ended March 31, 2021. The decrease was primarily attributable to increased payroll related costs and sales and marketing costs.

Liquidity and Capital Resources
The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented:
(In thousands of U.S. dollars)

	Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(10,371)	$(10,627)
Net cash used in investing activities	(1,215)	(2,216)
Net cash provided by financing activities	18,691	2,633
Effect of foreign currency translation on cash and cash equivalents	(22)	(75)
Cash, cash equivalents, and restricted cash beginning of period	37,699	79,460
Cash, cash equivalents, and restricted cash end of period	44,782	69,175
Increase (decrease) in cash and cash equivalents	$7,083	$(10,285)

Cash flows used in operating activities
The decrease in the net cash used in operating activities during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily related to changes in in operating assets and liabilities, driven by a decrease in prepaid expense, accounts payable and other long-term liabilities.
Cash flows from investing activities
The decrease in net cash used in investing activities during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was primarily related to lower capital expenditures in Portugal, as we near the completion of our capital expenditure cycle, reducing our capital expenditure in the future.
Cash flows from financing activities
The increase in net cash provided by financing activities during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was primarily driven by net proceeds from issuance of shares under the Equity Distribution Agreement and the related shelf registration statement. For more information refer to Note 12 to our unaudited condensed consolidated interim financial statements for the period ended of March 31, 2022 included in this Form 10-Q.

Sources of Liquidity

We have historically financed our operations through the issuance of shares, the issuance of convertible debt and cash from operations. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $44,315 and $37,226, respectively, which were held for working capital, repayment of loans and general corporate purposes. This represents an overall increase of $7,089. Our outstanding warrants entitle the holder to receive one common share for each warrant, at an exercise price of $11.50 per warrant. As of March 31, 2022, we have 17,840,951 warrants outstanding.

During the three months ended March 31, 2022, we entered into the Equity Distribution Agreement and filed the related shelf registration statement on Form S-3 (as described in Note 12 under the caption “Equity Distribution Agreement”), which we believe will provide an ongoing source of liquidity. Due to our current public float and applicable SEC rules and regulations, our ability to raise capital pursuant to this shelf registration statement may become limited. For more information refer to Note 12 to our unaudited condensed consolidated interim financial statements for the period ended of March 31, 2022 included in this Form 10-Q.
We have had operating losses and negative cash flows from operations since inception and expect to continue to incur net losses for the foreseeable future until such time, if ever, that we can generate significant revenue from the sale of our available inventories. We anticipate that we will continue to incur losses from operations due to pre-commercialization activities, marketing and manufacturing activities, and general and administrative costs to support operations. Subsequent to March 31,

2022, we fully repaid its 2024 Convertible Note and Herbal Brands Loan with accrued interest. For more information refer to Note 20 to our unaudited condensed consolidated interim financial statements for the period ended of March 31, 2022 included in this Form 10-Q.

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
Uses of Liquidity
Our primary need for liquidity is to fund working capital requirements, capital expenditures, debt service obligations and for general corporate purposes. Our ability to fund operations, make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors. Our condensed consolidated interim financial statements have been prepared on a going concern basis, which assumes that we will continue to be in operation for the foreseeable future and, accordingly, will be able to realize our assets and discharge our liabilities in the normal course of operations as they come due.

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

We believe that cash on hand is sufficient to satisfy our estimated liquidity needs during the twelve months from the issuance of the condensed consolidated interim financial statements for the three months ended March 31, 2022. If this amount, together with cash from operations is subsequently insufficient for us to continue to operate as a going concern, we may need to raise additional cash through debt, equity or other forms of financing to fund future operations which may not be available on acceptable terms, or at all.
Debt
Total debt outstanding as of December 31, 2021 and March 31, 2022 was $25,095 and $22,625, respectively.
The debt outstanding as of March 31, 2022 is comprised of the remaining balance of 2024 Convertible Note of $15,170, that was issued in July 2021, the $5,323 Herbal Brands Loan that was issued to finance the Herbal Brands acquisition in April 2019, and the remaining debt of $2,132 from other borrowings.

The debt outstanding as of December 31, 2021 is comprised of the remaining balance of the 2024 Convertible Note of $17,699, net of debt issuance cost, that was issued in July 2021, the $5,230 Herbal Brands Loan, which was issued to finance the Herbal Brands acquisition in April 2019, and the remaining debt of $2,166 from other borrowings. Other borrowing consists of the debt related to the local line of credit agreement in Portugal and the working capital loan in Colombia.

Subsequent to March 31, 2022, on April 5, 2022, we fully repaid our 2024 Convertible Note with accrued interest and on May 2, 2022, the Company fully repaid its Herbal Brands Loan with accrued interest. For more information refer to Note 20 to our unaudited condensed consolidated interim financial statements for the period ended of March 31, 2022 included in this Form 10-Q.

Portugal Debt

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed €1,000 ($1,213) (the "Portugal Debt"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Debt pays interest quarterly at a rate of Euribor plus 3.0 percentage points. This loan is secured by our mortgaged asset. For the three months ended March 31, 2022 and 2021, we recognized interest expense of approximately €8 ($9) and nil, respectively, and repaid principal of approximately

€63 ($70) and nil, respectively, of the Portugal Debt in accordance with the terms of the loan agreement. As of March 31, 2022, the outstanding principal balance of the Portugal Debt was €938 ($1,143).

Colombia Debt

During year 2021, Ecomedics S.A.S. entered into loan agreements with multiple local lenders (collectively, the "Colombia Debt"), under which we borrowed approximately COP$5,015,800 ($1,222) of mainly working capital loans. The working capital loans are secured by mortgage of our farm land in Colombia as collateral. These loans bear interest at a range of 12.20% to 12.25% per annum denominated in Colombian pesos. The first payment of the principal and interest will be repaid six months after receiving the loan. After the first payment, the principal and interest will be repaid semi-annually. As of March 31, 2022, the outstanding principal balance was COP$4,515,503 ($1,151).
Herbal Brands Debt
In April 2019, to facilitate the financing of the Herbal Brands acquisition, Herbal Brands entered into the Herbal Brands Loan with, and issued warrants to, a third-party lender, Rock Cliff Capital LLC (“Lender”).
The Herbal Brands Loan was a non-revolving loan with a principal amount of $8,500 and interest of 8% per annum due and payable in arrears on the first day of each fiscal quarter, commencing July 1, 2019, and calculated based on the actual number of days elapsed. In addition, Herbal Brands was required to pay in kind interest ("PIK") on the outstanding principal amount of the Herbal Brands Loan from August 27, 2020 until payment in full at a rate equal to 4.0% per annum, with such PIK interest being capitalized as additional principal to increase the outstanding principal balance of the Herbal Brands Loan on the first day of each fiscal quarter. The Herbal Brands Loan was to be repaid or prepaid prior to its maturity date of May 2, 2023. On a quarterly basis, the loan required Herbal Brands to repay 85% of positive operating cash flows. Herbal Brands could also choose to prepay a portion or the Herbal Brands Loan, subject to a fee equal to the greater of (1) zero, and (2) $2,338, net of interest payments already paid (excluding PIK interest paid and PIK interest capitalized as outstanding principal) on such prepayment date. The Herbal Brands Loan was guaranteed by certain subsidiaries of the Company, secured by Herbal Brands’ assets and equity interests in Herbal Brands and is subject to certain covenants. The Herbal Brands Loan remained outstanding following the closing of the Business Combination.
Concurrently with the execution of the Herbal Brands Loan, Clever Leaves issued warrants to the Lender to purchase 193,402 Class C preferred shares of Clever Leaves on a 1:1 basis, at a price of $8.79 per share. The warrants could be exercised in whole or in part at any time prior to the expiration date of May 3, 2021, and are not assignable, transferable, or negotiable. Following the closing of the Business Combination, the warrants issued to the Lender remained outstanding but entitle the Lender to purchase our common shares rather than common shares of Clever Leaves International.
On August 27, 2020, we amended certain terms of the Herbal Brands Loan to provide for an additional interest of 4% per annum, compounding quarterly and payable in-kind at maturity. In addition, we extended the expiry date of the outstanding 193,402 warrants until May 3, 2023. As part of the amendment, the covenant testing under the Herbal Brands Loan was no longer required due to the occurrence of a Qualified IPO on December 18, 2020.

Following the closing of the Business Combination and pursuant to the terms, the holder of the Rock Cliff Warrants can purchase 63,597 of our common shares at a strike price of $26.73 per share.

Contingencies
In the normal course of business, we receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, as of March 31, 2022 any potential liabilities resulting from claims we have received would not have a material adverse effect on our consolidated financial statements.
Off-Balance Sheet Arrangements
We did not have off-balance sheet arrangements during the periods presented, other than the obligations discussed above.
Critical Accounting Policies and Significant Judgments and Estimates
See Part II, Item 7, "Critical Accounting Policies and Estimates" in our 2021 Form 10-K. There have been no material changes to our critical accounting policies and estimates since our 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of as March 31, 2022. The term "disclosure control and procedures" as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2022 were not effective due to a material weakness as described below.

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

Material Weakness in Internal Control over Financial Reporting

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
•Lack of structure, reporting lines and appropriate authorities and responsibilities to achieve financial reporting objectives. Lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls

Remediation Efforts and Status of Material Weakness

As disclosed in our 2021 Form 10-K, our remediation efforts were ongoing and significant progress towards the ongoing remediation of the material weakness has been made. Management have taken and are committed to continue to take steps necessary to remediate the control deficiencies that constituted the above material weakness. Until the remediation efforts discussed below, including any additional remediation efforts that our Management identifies as necessary, are completed, the material weakness described above will continue to exist.

During the year ended December 31, 2021 and the three months ended March 31, 2022, we made the following enhancements to our control environment:

1.We added accounting and finance personnel to the Company and one of our key subsidiaries to strengthen our internal accounting team, to provide additional individuals to allow for segregation of duties in the preparation and review of schedules, calculations, and journal entries that support financial reporting, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures. These personnel include a SEC Reporting Director and a Manager at the corporate level, a Controller at one of our key subsidiaries and a SOX manager at another key subsidiary;

2.We enhanced our controls to improve the preparation and review over complex accounting measurements, and the application of GAAP to significant accounts and transactions, and our financial statement disclosures; and,
3.We engaged outside consultants to assist us in our evaluation of the design, implementation, and documentation of internal controls that address the relevant risks, and that provide for appropriate evidence of performance of our internal controls (including completeness and accuracy procedures) and to provide technical Sarbanes-Oxley Act training to individuals throughout the organization that are responsible for executing internal controls.

Our remediation activities are ongoing during calendar year 2022. In addition to the above actions, we expect to engage in additional activities, including, but not limited to:

1.Adding more technical accounting resources to enhance our control environment and to allow for proper segregation of duties;
2.Enhance the Company's accounting software system with a system designed with the functionality to properly segregate duties;
3.Until we have sufficient technical accounting resources, we will continue to engage external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP, and to assist us with documenting and assessing our accounting policies and procedures; and,
4.Engaging outside consultants to assist us in performing testing in order to evaluate the operating effectiveness of our internal controls.

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

We believe the corrective actions and controls are in process and need to be in operation for a sufficient period for management to conclude that the control environment is operating effectively and has been adequately tested through audit procedures. Therefore, the material weaknesses have not been remediated as of the date of this report.

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weakness described above. Except as noted above, no change to our internal control over financial reporting occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our 2021 Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our 2021 Form 10-K.

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

10.1
First Amendment to Secured Convertible Note, dated as of January 13, 2022, by and among Clever Leaves Holdings Inc. and Catalina LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on January 13, 2022).

10.2
Equity Distribution Agreement, dated January 14, 2022, by and between Clever Leaves Holdings Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on January 14, 2022.)

10.3
Separation and Release Agreement, dated February 8, 2022, between Clever Leaves Holdings Inc. and Kyle Detwiler (incorporate by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on February 9, 2022).

10.4	Second Addendum to the Employment Agreement between Ecomedics S.A.S. and Andres Fajardo effective as of January 1, 2022.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101. PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clever Leaves Holdings Inc.
May 12, 2022
	By:	/s/ Andres Fajardo
	Name:	Andres Fajardo
	Title:	Chief Executive Officer