Form 10-Q
period 2022-06-30
Clever Leaves Holdings Inc.
filed 2022-08-11
CIK 1819615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of registrant’s common shares and non-voting common shares outstanding as of August 10, 2022 was 42,679,720 and 332,961, respectively.

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

All such forward-looking statements are based on our current expectations and involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. We believe it is important to communicate our expectations to our security holders. However, there may be future events that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in Part I, Item 1A, "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2021 (the "Annual Report" or "2021" Form 10-K, provide examples of risks, contingencies, uncertainties, and events that may cause our actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

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
•the availability or terms of future financing; and
•other factors that are more fully discussed in Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors”, and those discussed in other documents we file with the SEC.

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

ITEM 1. FINANCIAL STATEMENTS

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Financial Position
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

	Note	June 30, 2022	December 31, 2021

Assets
Current:
Cash and cash equivalents		$19,025	$37,226
Restricted cash		438	473
Accounts receivable, net		3,391	2,222
Prepaids, deposits and other receivables	6	4,671	5,064
Inventories, net	5	16,740	15,408
Total current assets		44,265	60,393

Investment – Cansativa	7	5,747	1,458
Property, plant and equipment, net of accumulated depreciation of $7,159 and $5,702 for June 30, 2022 and December 31, 2021, respectively	10	29,502	30,932
Intangible assets, net	8	22,735	23,117
Operating lease right-of-use assets, net	19	3,210	—
Other non-current assets		3	260
Total Assets		$105,462	$116,160

Liabilities
Current:
Accounts payable		$3,225	$3,981
Accrued expenses and other current liabilities		2,730	2,898
Convertible note due 2024, current portion	11	—	16,559
Loans and borrowings, current portion	11	526	949
Warrant liability		392	2,205
Operating lease liabilities, current portion	19	1,506	—
Deferred revenue, current portion		265	653
Total current liabilities		8,644	27,245
Convertible note due 2024 — long-term	11	—	1,140
Loans and borrowing — long-term	11	1,609	6,447
Deferred revenue		1,271	1,548
Operating lease liabilities — long-term	19	1,859	—
Deferred tax liabilities		6,650	6,650
Other long-term liabilities		840	360
Total Liabilities		$20,873	$43,390

Shareholders’ equity
Common shares, without par value, unlimited shares authorized: 39,599,409 and 26,605,797 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	12	—	—
Preferred shares, without par value, unlimited shares authorized, nil shares issued and outstanding for each of June 30, 2022 and December 31, 2021	12	—	—
Additional paid-in capital		216,515	187,510
Accumulated deficit		(131,926)	(114,740)
Total shareholders' equity		84,589	72,770
Total liabilities and shareholders' equity		$105,462	$116,160
See accompanying notes to the condensed consolidated financial statements

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2022	2021	2022	2021
Revenue	17	$4,657	$3,672	$9,881	$7,149
Cost of sales		(3,353)	(1,904)	(6,539)	(3,241)
Gross profit		1,304	1,768	3,342	3,908

Expenses
General and administrative	13	8,013	10,301	16,274	18,765
Sales and marketing		728	241	1,461	828
Research and development		359	305	771	583
Restructuring expenses	14	(135)	—	3,873	—
Depreciation and amortization		537	524	1,054	1,103
Total expenses		9,502	11,371	23,433	21,279

Loss from operations		(8,198)	(9,603)	(20,091)	(17,371)

Other Expense (Income), net
Interest and amortization of debt issuance cost		652	920	2,770	1,898
(Gain) loss on remeasurement of warrant liability	12	(1,323)	(1,176)	(1,813)	3,675
Gain on investment	7	(6,851)	—	(6,851)	—
Loss on debt extinguishment, net	11	—	—	2,263	—
Foreign exchange loss		307	80	652	839
Other expense (income), net		63	(485)	10	(1,087)
Total other (income) expenses, net		(7,152)	(661)	(2,969)	5,325

Loss before income taxes and equity investment loss		$(1,046)	$(8,942)	$(17,122)	$(22,696)

Equity investment share of loss		—	14	64	25
Net loss		$(1,046)	$(8,956)	$(17,186)	$(22,721)
Net loss per share - basic and diluted	18	$(0.03)	$(0.35)	$(0.51)	$(0.90)
Weighted-average common shares outstanding - basic and diluted	18	39,559,793	25,588,987	33,792,261	25,311,077

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Shareholders’ Equity
	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2020	24,883,024	$—	$164,264	$(69,014)	$95,250
Net loss	—	—	—	(13,765)	(13,765)
Founders earn-out shares vested	570,212	—	—	—	—
Issuance of common shares upon vesting RSUs	7,713	—	—	—	—
Exercise of warrants	122,639	—	1,410	—	1,410
Stock-based compensation expense	—	—	1,550	—	1,550
Balance at March 31, 2021	25,583,588	$—	$167,224	$(82,779)	$84,445
Net loss	—	—	—	(8,956)	(8,956)
Issuance of common shares upon vesting RSUs	5,111	—	—	—	—
Stock option exercise	40,942	—	10	—	10
Stock-based compensation expense	—	—	3,323	—	3,323
Balance at June 30, 2021	25,629,641	$—	$170,557	$(91,735)	$78,822

	Note	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Shareholders’ Equity
		Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2021		26,605,797	$—	$187,510	$(114,740)	$72,770
Net loss		—	—	—	(16,140)	(16,140)
Issuance of common shares upon vesting RSUs	15	247,453	—	—	—	—
Stock option exercise		116,112	—	22	—	22
Stock-based compensation expense	15	—	—	500	—	500
Issuance of common stock - gross	12	11,047,567	—	23,400	—	23,400
Equity issuance costs	12	—	—	(1,177)	—	(1,177)
Conversions of Convertible Note to common shares	12	607,000	—	1,324	—	1,324
Beneficial conversion feature	11	—	—	1,749	—	1,749
Balance at March 31, 2022		38,623,929	$—	$213,328	$(130,880)	$82,448
Net loss					(1,046)	(1,046)
Issuance of common shares upon vesting RSUs		39,898	—	—	—	—
Stock option exercise		35,582	—	—	—	—
Stock-based compensation expense		—	—	1,148	—	1,148
Conversions of Convertible Note to common shares		900,000		$2,039	$—	2,039
Balance at June 30, 2022		39,599,409	$—	$216,515	$(131,926)	$84,589

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands of U.S. Dollars)
(Unaudited)

		Six Months Ended June 30,
		2022	2021
Cash Flow from Operating Activities:
Net loss		$(17,186)	$(22,721)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization		1,984	1,377
Amortization of debt discount and debt issuance cost		1,949	—
Inventory provisions	5	2,126	803
Restructuring and related costs	14	3,430	—
(Gain) loss on remeasurement of warrant liability	12	(1,813)	3,675
Non-cash lease expense	19	155	—
Foreign exchange loss		652	839
Stock-based compensation expense	15	1,648	4,873
Equity investment share of loss		64	25
Gain on investment	7	(6,851)	—
Loss on debt extinguishment	11	2,263	—
Other non-cash expense, net		600	(538)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable		(1,169)	56
(Increase) in prepaid expenses	6	(1,014)	(616)
Decrease (increase) in other receivables and other non-current assets		178	(543)
(Increase) in inventory	5	(3,458)	(3,761)
(Decrease) in accounts payable and other current liabilities		(1,957)	(2,990)
(Decrease) increase in accrued and other non-current liabilities		(185)	25
Net cash used in operating activities		$(18,584)	$(19,496)

Cash Flow from Investing Activities:
Purchase of property, plant and equipment		(1,601)	(4,319)
Proceeds from partial sale of equity method of investment		$2,498	$—
Net cash provided by (used in) investing activities		$897	$(4,319)

Cash Flow from Financing Activities:
Repayment of debt	11	(22,665)	(1,107)
Other borrowings		73	1,223
Proceeds from issuance of shares	12	23,400	—
Equity issuance costs	12	(1,177)	—
Proceeds from exercise of warrants		—	1,410
Stock option exercise		22	10
Net cash (used in) provided by financing activities		$(347)	$1,536
Effect of exchange rate changes on cash, cash equivalents & restricted cash		(202)	(106)
Decrease in cash, cash equivalents & restricted cash		$(18,236)	$(22,385)
Cash, cash equivalents & restricted cash, beginning of period (a)		37,699	79,460
Cash, cash equivalents & restricted cash, end of period (a)		$19,463	$57,075

(a) These amounts include restricted cash of $438 and $454 as of June 30, 2022 and June 30, 2021, respectively, which are comprised primarily of cash on deposits for certain lease arrangements.

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

Going Concern
These interim condensed financial statements have been prepared in accordance with U.S. GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As shown in the accompanying interim condensed financial statements, the Company had an accumulated deficit as of June 30, 2022, as well as operating losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time that it can generate significant revenue from the sale of its available inventories.

At June 30, 2022, the Company had cash, cash equivalents and restricted cash of $19,463. As of June 30, 2022, based on the Company's current business plan, the Company believes it will achieve sufficient increases in revenue and reductions in net losses, which, coupled with the Company's current cash position, will satisfy the Company's estimated liquidity needs during the twelve months from the issuance of these the condensed consolidated financial statements.

During the six months ended June 30, 2022 the Company raised additional financing through an "at-the-market" ("ATM") equity offering as discussed in Note 12.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Principles of Consolidation
The Financial Statements include the accounts of the Company and its consolidated subsidiaries. The following table provides a summary of the Company’s subsidiaries and respective ownership percentage as of June 30, 2022 and December 31, 2021.

Subsidiaries	Jurisdiction of incorporation	Ownership
		June 30, 2022	December 31, 2021
Clever Leaves US, Inc. ("SAMA")	Delaware, United States	100%	100%
NS US Holdings, Inc.	Delaware, United States	100%	100%
Herbal Brands, Inc.	Delaware, United States	100%	100%
1255096 B.C. Ltd. ("Newco")	British Columbia, Canada	100%	100%
Northern Swan International, Inc. (“NSI”)	British Columbia, Canada	100%	100%
Arizona Herbal Brands, Inc. (1)	British Columbia, Canada	100%	100%
Northern Swan Management, Inc.	British Columbia, Canada	100%	100%
Clever Leaves Australia Pvt Ltd	Australia	100%	100%
Northern Swan Deutschland Holdings, Inc.	British Columbia, Canada	100%	100%
Northern Swan Portugal Holdings Inc.	British Columbia, Canada	100%	100%
Clever Leaves Portugal Unipessoal LDA	Portugal	100%	100%
Clever Leaves II Portugal Cultivation SA	Portugal	100%	100%
Northern Swan Europe, Inc.	British Columbia, Canada	100%	100%
Nordschwan Holdings, Inc.	British Columbia, Canada	100%	100%
Clever Leaves Germany GmbH	Hamburg, Germany	100%	100%
NS Herbal Brands International, Inc.	British Columbia, Canada	100%	100%
Herbal Brands, Ltd.	London, United Kingdom	100%	100%
Clever Leaves International, Inc.	British Columbia, Canada	100%	100%
Eagle Canada Holdings, Inc. (“Eagle Canada”)	British Columbia, Canada	100%	100%
Ecomedics S.A.S. (“Ecomedics”)	Bogota, Colombia	100%	100%
Clever Leaves UK Limited	London, United Kingdom	100%	100%
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

ASU No. 2016-02, Leases (Topic 842)

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

ASU No. 2016-13- Credit Losses on Financial Instruments (Topic 326)

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

4. FAIR VALUE MEASUREMENTS

The following table provides the fair value measurement hierarchy of the Company’s assets and liabilities, except for those assets and liabilities that are short term in nature and approximate the fair values, as of the periods presented:

	Level 1	Level 2	Level 3	Total

As of June 30, 2022
Assets:
Investment – Cansativa	—	—	5,747	5,747
Total Assets	$—	$—	$5,747	$5,747
Liabilities:
Loans and borrowings	—	2,135	—	2,135
Warrant liability	—	—	392	392
Total Liabilities	$—	$2,135	$392	$2,527

As of December 31, 2021
Assets:
Investment – Cansativa	—	—	1,458	1,458
Total Assets	$—	$—	$1,458	$1,458
Liabilities:
Loans and borrowings	—	7,396	—	7,396
Warrant liability	—	—	2,205	2,205
Convertible notes	—	17,699	—	17,699
Total Liabilities	$—	$25,095	$2,205	$27,300

Investment – Cansativa

Our investment in Cansativa’s equity securities that was previously accounted for using the equity method was partially divested during the three months ended June 30, 2022. Given that this investment does not have a “readily determinable fair value,” or is not traded in a verifiable public market, the Company accounted for this investment under ASC 321, Investments - Equity Securities. The Company used the practical expedient available under ASU 2016-01, the cost method investment which presents and carries this investment using the alternative measurement method which is cost minus impairment, if any, plus or minus changes resulting from observable price changes in “orderly transactions,” as defined in ASC 321, for the identical or a similar investment of the same issuer. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2022, the Company believes the carrying value of its cost method investments were recoverable in all material respects. For more information, refer to Note 7 to our unaudited condensed consolidated interim financial statements for the period ended of June 30, 2022.

The following table provides a summary of changes in fair value of the Company’s level 3 investments for the six months ended June 30, 2022:

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Level 3
Balance, December 31, 2021 (Measured at equity method)	$1,458
Share of Equity investment loss	$(64)
Balance, March 31, 2022	$1,394
Sale on investments	$(515)
Gain due to change in fair value included in earnings	$4,868
Balance, June 30, 2022	$5,747

During the six months ended June 30, 2022, there were no transfers between fair value measurement levels.

The change in fair value of warrant liabilities related to private warrants during the six months ended June 30, 2022, is as follows:

Private Placement Warrants:	Total Warrant Liability
Warrant liability at December 31, 2021	$2,205
Change in fair value of warrant liability	(490)
Warrant liabilities at March 31, 2022	$1,715
Change in fair value of warrant liability	(1,323)
Warrant liabilities at June 30, 2022	$392

The Company determined the fair value of its private warrants using the Monte Carlo simulation model. The following assumptions were used to determine the fair value of the Private Warrants as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Risk-free interest rate	2.99%	1.11%
Expected volatility	80%	60%
Share Price	$0.98	$3.10
Exercise Price	$11.50	$11.50
Expiration date	December 18, 2025	December 18, 2025

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
5. INVENTORY, NET

Inventories are comprised of the following items as of the periods presented:

	June 30, 2022	December 31, 2021
Raw materials	$1,346	$1,477
Work in progress – cultivated cannabis	3,209	1,241
Work in progress – harvested cannabis and extracts	363	1,070
Finished goods – cannabis extracts	11,123	11,432
Finished goods – other	699	188
Total	$16,740	$15,408

During the three and six months ended June 30, 2022, the Company recorded inventory provisions for approximately $1,281 and $2,126, respectively, to cost of sales to write-down obsolete inventories. During the three and six months ended June 30, 2021, the Company recorded inventory provisions for approximately $635 and $803, respectively, to cost of sales to write-down obsolete inventory.

6. PREPAID, DEPOSITS AND OTHER RECEIVABLE
Prepaid and advances are comprised of the following items as of the periods presented:

	June 30, 2022	December 31, 2021
Prepaid expenses	$2,101	$935
Indirect tax receivable	2,209	2,322
Deposits	95	47
Other receivable and advances	266	1,760
Total	$4,671	$5,064
Prepayments and deposits represent amounts previously paid to vendors for security deposits and supplies, leased premises, facility construction and expansion projects not yet delivered.

7. INVESTMENTS

Cansativa

On December 21, 2018, the Company, through its subsidiary Northern Swan Deutschland Holdings, Inc., entered into a seed investment agreement with the existing stockholders of Cansativa GmbH (“Cansativa”), a German limited liability company primarily focused on the import and sale of cannabis products for medical use and related supplements and nutraceuticals. Prior to the Company’s investment, Cansativa’s registered and fully paid-in share capital amounted to 26,318 common shares. Under the investment agreement, the Company has agreed with the existing stockholders to invest up to EUR 7,000 in Cansativa in three separate tranches of, respectively, EUR 1,000, EUR 3,000 and up to a further EUR 3,000. The first EUR 1,000 (specifically, EUR 999.92, approximately $1,075, or “Seed Financing Round”) was invested in Cansativa to subscribe for 3,096 newly issued preferred voting shares at EUR 322.97 per preferred share, and as cash contributions from the Company to Cansativa. The seed EUR 322.97 per share price was based on a fully diluted pre-money valuation for Cansativa of EUR 8,500, and the increase of Cansativa’s registered share capital by the 3,096 preferred shares in the Seed Financing Round provided the Company with 10.53% of the total equity ownership of Cansativa. The Company paid the seed investment subscription by, first, an initial nominal payment of EUR 3.1, (i.e., EUR 1.00 per share) upon signing the investment agreement to demonstrate the Company’s intent to invest, and the remainder of EUR 996.82 was settled in January 2019 to officially close the investment deal after certain closing conditions have been met by the existing stockholders and Cansativa. The Company accounted for its investment in Cansativa using the equity accounting method, due to the Company's significant influence, in accordance with ASC 323, Investments — Equity Method and Joint Ventures.

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

In April 2022, the Company sold 1,586 shares in Cansativa to an unrelated third-party for approximately EUR 2,300.

As a result of this sale, the Company's equity ownership of Cansativa, on a fully diluted basis, decreased from 14.22% to 8.97% of the book value of Cansativa net assets. Furthermore, the Company relinquished the board seat, indicating that the Company's influence was no longer "significant", to which the equity method of accounting was applicable. Going forward, the Company will account for this investment under ASC 321, Investments – Equity Securities. The Company will utilize the practical expedient under ASC 321 as the investment does not qualify for the practical expedient under ASC 820 and there is no readily determinable fair value for these privately held shares of Cansativa on a recurring basis.
At the time of the sale, the Company compared the transaction value of the shares sold to the carrying value of shares sold and recognized a gain of $1,983. Immediately following the sale, the Company then remeasured its retained interest which resulted in an additional gain of $4,868. As a result, a total of $6,851 is recorded in other income in the Consolidated Statements of Operations during the three and six months ended June 30, 2022. Using the measurement alternative, as defined in ASC 321, the Company will remeasure the value of its retained interest if and when additional sales of Cansativa shares occur with third parties.

For the three months ended June 30, 2022 and 2021, the Company's share from the investment was $nil and net losses of $14, respectively. For the six months ended June 30, 2022 and 2021, the Company's share from the investment were net losses of $64 and net losses of $25, respectively.
8. INTANGIBLE ASSETS, NET

The Company has acquired cannabis-related licenses as part of a business combination with a gross value of approximately $19,000, which have indefinite useful lives as they are expected to generate economic benefit to the Company in perpetuity. In addition, as part of the Herbal Brand acquisition in 2019, the Company acquired finite-lived intangible assets with a gross value of approximately $7,075. During the three months ended June 30, 2022 and 2021 the Company recorded approximately $191 and $391, respectively, of amortization related to its finite-lived intangible assets. During the six months ended June 30, 2022 and 2021 the Company recorded approximately $382 and $781, respectively, of amortization related to its finite-lived intangible assets.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following tables present details of the Company’s total intangible assets as of June 30, 2022 and December 31, 2021. The value of product formulation intangible asset is included in the value of Brand:

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0.0
Customer relationships	1,000	578	422	3.3
Customer list	650	412	238	1.8
Brand	4,500	1,425	3,075	6.8
Total finite-lived intangible assets	$7,075	$3,340	$3,735

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Total indefinite-lived intangible assets	$19,000	N/A	$19,000
Total intangible assets	$26,075	$3,340	$22,735

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0.0
Customer relationships	1,000	487	513	3.4
Customer list	650	346	304	2.3
Brand	4,500	1,200	3,300	7.3
Total finite-lived intangible assets	$7,075	$2,958	$4,117

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Total indefinite-lived intangible assets	$19,000	N/A	$19,000
Total intangible assets	$26,075	$2,958	$23,117

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

For the three and six months ended June 30, 2022 and June 30, 2021, no impairment was recognized related to the carrying value of any of the Company’s finite or indefinite-lived intangible assets.

Amortization Expense

The following table reflects the estimated future amortization expense for each period presented for the Company’s finite-lived intangible assets as of June 30, 2022:

Estimated Amortization Expense
2022	$412
2023	715
2024	542
2025	542
2026	482
Thereafter	1,042
Total	$3,735

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

For the three and six months ended June 30, 2021, no impairment was recognized related to the carrying value of goodwill.

The Company calculated the fair value of the operating segments using discounted estimated future cash flows. The weighted-average cost of capital used in testing the reporting unit for impairment was 14%, with a perpetual growth rate of 3%.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

10. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Land	$5,065	$5,065
Building & warehouse	16,251	13,381
Laboratory equipment	6,379	6,295
Agricultural equipment	2,476	2,404
Computer equipment	1,723	1,681
Furniture & appliances	827	852
Construction in progress (a)	2,688	5,709
Other	1,252	1,247
Property, plant and equipment, gross	36,661	36,634
Less: accumulated depreciation	(7,159)	(5,702)
Property, plant and equipment, net	$29,502	$30,932
(a) Construction in progress primarily relates to on-going construction of the Company's Colombian and Portugal facilities
11. DEBT

	June 30, 2022	December 31, 2021
Convertible Notes due 2024, current portion (a)	—	16,559
Herbal Brands Loan due May 2023, current portion	—	470
Other loans and borrowings, current portion	526	479
Total debt, current portion	$526	$17,508
Convertible notes due 2024	—	1,140
Herbal Brands Loan due May 2023 (b)	—	4,760
Other loans and borrowings, net	1,609	1,687
Total debt, long term	$1,609	$7,587
Ending balance	$2,135	$25,095
(a) Convertible Note, current portion is reflected net of debt discount and debt issuance costs of $2,197 as of December 31, 2021.
(b) Herbal Brand's Loan, non-current is reflected net of debt issuance costs of $410 in as of December 31, 2021.

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

In connection with the Herbal Brands Loan, the Company issued equity-classified warrants for Class C preferred shares to Rock Cliff Capital (the "Rock Cliff Warrants") with an initial fair value of $717, which was reflected in additional paid-in capital, with an initial expiration date of May 3, 2021. For more information, refer to Note 12.

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

In May 2022, the Company fully repaid the Herbal Brands Loan in the amount of approximately $5,642, including interest and fees, in full satisfaction of Herbal Brands' obligations under the Loan and Security Agreement. As a result of the full repayment of the Herbal Brand Loan, the Company recorded the remaining amortization balance of the Rock Cliff Warrants within interest and amortization of debt issuance cost" in the Consolidated Statement of Operation.
For the three months ended June 30, 2022 and 2021, the Company recognized interest expense of approximately $476 and $188, respectively, from the Herbal Brands Loan and repaid principal of approximately $5,642 and $1,107, respectively, of the Herbal Brands Loan in accordance with the terms of the loan agreement.
For the six months ended June 30, 2022 and 2021, the Company recognized interest expense of approximately $715 and $390, respectively, from the Herbal Brands Loan and repaid principal of approximately $5,642 and $1,107, respectively, of the Herbal Brands Loan in accordance with the terms of the loan agreement.

As of June 30, 2022, there was no outstanding principal balance, including interest, of the Herbal Brands Loan.

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

At the amendment date, new terms were evaluated for Beneficial Conversion Features ("BCF") per ASC 470 and noted that the fair value of the shares issuable upon conversion was greater than the allocated proceeds. As a result, the Company calculated and recorded the intrinsic value of conversion feature and BCF of $1,749. The Company recognized $1,644 discount created by the BCF for the quarter ended March 31, 2022, accelerating amortization on straight line basis from the date of amendment to the date of payment. No other derivative bifurcation was noted.

In April 2022, the Company fully repaid its 2024 Convertible Note with accrued interest. As a result of the full repayment of the 2024 Convertible Note, the Company recognized the remaining balance of $105 discount created by the BCF for the quarter ended June 30, 2022, within interest expense in the Consolidated Statement of Operations.
For the three months ended June 30, 2022, the Company repaid principal of $13,237 and accrued interest of $9, for a total amount of $13,246, of the 2024 Convertible Note.
For the six months ended June 30, 2022, the Company repaid principal of $16,719 and accrued interest of $27, for a total amount of $16,746, of the 2024 Convertible Note.
During the three and six months ended June 30, 2022, the Company issued a total of 900,000 and 1,507,000 common shares upon debt conversion to the noteholder of $2,039 and $3,363 aggregate principal amount, respectively.
As of June 30, 2022, there was no outstanding principal balance, including interest, of the 2024 Convertible Note payable.

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

For the three months ended June 30, 2022 and 2021, the Company recognized interest expense of approximately €7 ($8) and nil, respectively, and repaid principal of approximately €63 ($67) and nil, respectively, of the Portugal Debt in accordance with the terms of the loan agreement. For the six months ended June 30, 2022 and 2021, the Company recognized interest expense of approximately €15 ($17) and nil, respectively, and repaid principal of approximately €125 ($137) and nil, respectively, of the Portugal Debt in accordance with the terms of the loan agreement. The outstanding principal balance of the Portugal Debt as of June 30, 2022 and December 31, 2021 was €875 ($1,076) and €1,000 ($1,213), respectively.

Colombia Debt

Ecomedics S.A.S. has entered into loan agreements with multiple local lenders (collectively, the "Colombia Debt"), under which the Company borrowed approximately COP$5,305,800 ($1,295) of mainly working capital loans. The working capital loans are secured by mortgage of our farm land in Colombia as collateral. These loans bear interest at a range of 10.96% to 12.25% per annum denominated in Colombian pesos. The first payment of the principal and interest will be repaid six months after receiving the loan. After the first payment, the principal and interest will be repaid semi-annually.

For the three months ended June 30, 2022 and 2021, the Company recognized interest expense of approximately COP$240,405 ($61) and nil, respectively, and repaid principal of approximately COP$310,842 ($66) and nil, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized interest expense of approximately COP$251,335 ($64) and nil respectively, and repaid principal of approximately COP$568,842 ($133) and nil, respectively. The outstanding principal balance of the Colombia Debt as of June 30, 2022 and December 31, 2021 was COP$4,369,984 ($1,059) and COP$4,592,095 ($1,153), respectively.

12. CAPITAL STOCK
Common Shares

As of June 30, 2022 and December 31, 2021, a total of 39,599,409 and 26,605,797 common shares were issued and outstanding, respectively.
Preferred Shares

As of June 30, 2022 and December 31, 2021, the Company had no preferred shares issued and outstanding.

Convertible Note due July 2024

In connection with the convertible note purchase agreement, for the three and six months ended June 30, 2022, the Company issued a total of 900,000 and 1,507,000, shares of common stock upon debt conversion to the noteholder, respectively. For more information, refer to Note 11 to our unaudited condensed consolidated interim financial statements for the period ended of June 30, 2022.

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

On March 24, 2022, the Company filed Amendment No. 1 to the Prospectus Supplement ("Amendment No. 1") indicating that it was, at that time, subject to “baby shelf” rules pursuant to Instruction I.B.6. of Form S-3. As such, the Company could not sell more than one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates, with such aggregate market value calculated using figures from a date or dates, as the case may be, within the preceding 60-days from the date of filing the Annual Report. Pursuant to this baby shelf cap, the Company could not offer to or sell equity securities for more than one-third of its public float, which, limited the aggregate offering price pursuant to the ATM to approximately $18,111.

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

Subject to terms of the Equity Distribution Agreement, the Agent is not required to sell any specific number or dollar amount of common shares but has agreed to act as the Company’s sales agent, using commercially reasonable efforts to sell on the Company’s behalf all of the common shares requested by the Company to be sold, consistent with the Agent’s normal trading and sales practices, on terms mutually agreed between the Agent and the Company. The Agent is entitled to compensation under the terms of the Equity Distribution Agreement at a fixed commission rate not to exceed 3.0% of the gross proceeds from each issuance and sale of common shares. The Company did not sell any shares of common stock under the ATM and Equity Distribution Agreement during the three months ended June 30, 2022. As of June 30, 2022, the Company had issued and sold 11,047,567 shares pursuant to the ATM offering, for aggregate net proceeds of $22,223, which consisted of gross proceeds of $23,400 and $1,177 equity issuance costs.

Subsequent to June 30, 2022, the Company raised additional financing pursuant to its ATM program and the Equity Distribution Agreement. For more information, refer to Note 20.

Warrants

As of June 30, 2022, excluding the Rock Cliff warrants, the Company had 12,877,361 of its public warrants classified as a component of equity and 4,900,000 of its private warrants recognized as liability. Each warrant entitles the holder to purchase one common share at an exercise price of $11.50 per share commencing 30 days after the closing of the Business Combination and will expire on December 18, 2025, at 5:00 p.m., New York City time, or earlier upon redemption. Once the warrants are exercisable, the Company may redeem the outstanding public warrants at a price of $0.01 per warrant if the last reported sales price of the Company’s common shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders. The private warrants were issued in the same form as the public warrants, but they (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis at the holder’s option, in either case as long as they are held by the initial purchasers or their permitted transferees (as defined in the warrant agreement). Once a private warrant is transferred to a holder other than an affiliate or permitted transferee, it is treated as a public warrant for all purposes. The terms of the warrants may be amended in a manner that may be adverse to holders with the approval of the holders of at least a majority 50.1% of the then outstanding warrants.

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

As of June 30, 2022, the Company performed a valuation of the private warrants and as a result recorded a net gain on remeasurement for the three and six months ended June 30, 2022, of approximately $1,323 and $1,813, respectively, in its statement of operations.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
As of June 30, 2021, the Company performed a valuation of the private warrants and as a result recorded, in the statement of operations, a net gain on remeasurement for the three months ended June 30, 2021 of approximately $1,176 and net loss on remeasurement for the six months ended June 30, 2021, of approximately $3,675.
Herbal Brands Acquisition

In April 2019, the Company issued the Rock Cliff Warrants to purchase 193,402 Clever Leaves Class C convertible preferred shares on a 1:1 basis, at a strike price of $8.79 per share. The fair value of the Rock Cliff Warrants was $717. The warrants can be exercised in part or in whole at any time prior to the expiration date of May 3, 2021, and are not assignable, transferable, or negotiable. The equity classified warrants are amortized to interest expense over the life of the debt. In May 2022, the Company fully repaid the Herbal Brand loan, and as a result, the Company recognized the remaining amortization balance within interest expense in the Consolidated Statement of Operation.

In August 2020 and in connection with the Company's modification to the Herbal Brands Loan, the Company extended the expiration date of the Rock Cliff Warrants to May 3, 2023. Following the closing of the Business Combination and pursuant to the terms, the holder of the Rock Cliff Warrants can purchase 63,597 of the Company's common shares at a strike price of $26.73 per share.

During the three and six months ended June 30, 2022, the Company amortized $38 and $200, respectively, to interest expense.

During the three and six months ended June 30, 2021, the Company amortized $38 and $75, respectively, to interest expense.

13. GENERAL AND ADMINISTRATION
The components of general and administrative expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Salaries and benefits	$3,856	$3,660	$8,405	$6,986
Office and administration	1,237	1,280	2,360	2,466
Professional fees	1,360	1,573	3,079	3,807
Share based compensation	1,148	3,323	1,648	4,873
Rent	388	397	790	657
Other (a)	24	68	(8)	(24)
Total	$8,013	$10,301	$16,274	$18,765
(a) For the three and six months ended June 30, 2021, the Company reclassified $305 and $583, respectively, research and development ("R&D") expenses, reported in the previous periods in other general & administrative expense to R&D expense, as presented on the Consolidated Statement of Operations, to conform to the current period presentation.
14. RESTRUCTURING EXPENSE

The Company has been reviewing, planning and implementing various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and optimize its business model. As part of this process, the Company recorded a restructuring charge of approximately $4,008 related to asset write off, severance, and other related costs during the three months ended March 31, 2022.

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

Reduction-in-workforce - The Company approved plans to reduce its workforce in various departments across multiple geographies to effectively align its resources and manage operating costs, which resulted in a total charge of approximately $1,235 of severance costs for the three months ended March 31, 2022 related to the workforce reductions. As of June 30, 2022, we paid $388 and reversed $135 of the total $1,235 of severance costs. At June 30, 2022, the balance of $712 of accrued termination related costs remained outstanding as part of "Other long-term liabilities" on our statement of financial position.

15. SHARE-BASED COMPENSATION

Stock-Based Compensation Plans

The Company's 2018 Equity Incentive Plan, 2020 Equity Incentive Plan and Earnout Plan are described in the Company's 2021 Form 10-K.

Share-Based Compensation Expense

The following table summarizes the Company's share-based compensation expense for each of its awards, included in the Consolidated Statements of Operations for the three and six months ended June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Share-based compensation award type:
Stock Options	85	365	270	721
RSUs	1,063	2,958	1,378	4,152
Total Shared Based Compensation Expense	$1,148	$3,323	1,648	4,873

The Company recognized share-based compensation expense in general and administrative expense.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Stock Options

The following table is a summary of options activity for the Company’s equity incentive plans for the six months ended June 30, 2022:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as at December 31, 2021	784,193	$5.91	3.68	$—
Granted	23,114	$2.16	9.55	—
Exercised	(158,882)	$0.24	—	$130
Forfeited	(48,579)	$10.00	—	—
Expired	(101,048)	$6.28	—	—
Balance as of June 30, 2022	498,798	$6.70	2.83	$—
Vested and expected to vest as of June 30, 2022	488,265	$6.61	2.76	$—
Vested and exercisable as of June 30, 2022	367,724	$6.27	2.11	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for all stock options that had exercise prices lower than the fair value of the Company’s common shares.

The weighted-average grant-date fair value per share of stock-options granted during the six months ended June 30, 2022 and 2021 was $1.95 and 10.11, respectively.

The share-based compensation expense related to unvested stock options awards not yet recognized as of June 30, 2022 and December 31, 2021, was $728 and $1,414, respectively, which is expected to be recognized over a weighted average period of 1.5 and 1.4 years, respectively.

Restricted Share Units
Time-based Restricted Share Units
The fair value for time-based RSUs is based on the closing price of the Company’s common shares on the grant date.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table summarizes the changes in the Company’s time-based restricted share unit activity during the six months ended June 30, 2022:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2021	502,701	$10.93
Granted	2,004,324	2.53
Vested	(252,083)	9.27
Canceled/forfeited	(637,177)	3.43
Non-vested as of June 30, 2022	1,617,765	$3.74

Market-based Restricted Share Units

The Company has previously granted RSUs with both a market condition and a service condition (market-based RSUs) to the Company’s employees. No such market-based RSUs were granted during the six months ended June 30, 2022. The market-based condition for these awards requires that (i) the Company’s common shares maintain a closing price equal to or greater than $12.50 for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2022 (which condition was met on March 16, 2021) or (ii) the Company's common shares maintain a closing price equal to or greater than $15.00 for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2024. Provided that the market-based condition is satisfied, and the respective employee remains employed by the Company, the market-based restricted share units will vest in four equal annual installments on the applicable vesting date.

The following table presents the weighted-average assumptions used in the Monte Carlo simulation model to determine the fair value of the market-based restricted share units granted in the six months ended June 30, 2022:

Weighted Average Assumptions
Grant date share price	$2.53
Risk-free interest rate	1.6%
Expected dividend yield	0.0%
Expected volatility	75%
Expected life (in years)	2.54 - 2.36

The following table summarizes the changes in the Company’s market-based restricted share unit activity during the six months ended June 30, 2022:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2021	1,073,331	$12.94
Granted	—	—
Vested	(35,268)	13.91
Canceled/forfeited	(285,539)	12.77
Non-vested as of June 30, 2022	752,524	$12.96

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

Disaggregation of Revenue
Refer to Note 17 Segment Reporting to our unaudited condensed consolidated interim financial statements for the period ended of June 30, 2022 for disaggregation of revenue data.

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

As of June 30, 2022, the Company's deferred revenue, included in current and non-current liabilities was $265 and $1,271, respectively.

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
As of June 30, 2022, the Company’s operations were organized in the following two reportable segments:
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

The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021
Segment Net Sales:
Cannabinoid	$1,299	$579		$3,290	$1,256
Non-Cannabinoid	3,358	3,093		6,591	5,893
Total net sales	4,657	3,672		9,881	7,149

Segment Profit (Loss):
Cannabinoid	(5,338)	(3,604)		(13,026)	(6,468)
Non-Cannabinoid	666	634		1,014	1,246
Total segment loss	$(4,672)	$(2,970)		$(12,012)	$(5,222)

Reconciliation:
Total segment loss	(4,672)	(2,970)		(12,012)	(5,222)
Unallocated corporate expenses	(1,841)	(2,786)		(5,377)	(6,173)
Non-cash share-based compensation	(1,148)	(3,323)		(1,648)	(4,873)
Depreciation and amortization	(537)	(524)		(1,054)	(1,103)
Loss from continuing operations before income taxes	$(8,198)	$(9,603)		$(20,091)	$(17,371)

Loss on debt extinguishment, net	—	—	—	2,263	—
(Gain) loss on remeasurement of warrant liability	(1,323)	(1,176)	—	(1,813)	3,675
Gain on investment	(6,851)	—	—	(6,851)	—
Foreign exchange loss	307	80	—	652	839
Interest and amortization of debt issuance cost	652	920	—	2,770	1,898
Other expense (income), net	63	(485)	—	10	(1,087)
Loss before loss from equity investment	$(1,046)	$(8,942)		$(17,122)	$(22,696)

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table disaggregates the Company’s revenue by channel for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Mass retail	$2,239	$1,721	$5,236	$3,609
Distributors	1,664	1,448	3,322	2,680
Specialty, health and other retail	560	350	952	575
E-commerce	194	153	371	285
Total	$4,657	$3,672	$9,881	$7,149

The following table represents the Company's revenues attributed to countries based on location of customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$3,275	$3,092	$6,508	$5,892
Israel	385	$198	$1,023	$198
Australia	133	358	684	640
Brazil	277	4	920	146
Germany	408	—	552	—
Other	179	20	194	273
Total	$4,657	$3,672	$9,881	$7,149
During the six months ended June 30, 2022 and 2021, the majority of the Company's net sales for the non-cannabinoid segment were in the U.S., with approximately $6.5 million of non-cannabinoid net sales.

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2022	2021	2022	2021	2022	2021
Customer A	*	*	*	*	20%	*
Customer B (a)	*	15%	10%	17%	*	25%
Customer C (b)	*	*	*	*	15%	18%
Customer D (a)	*	*	*	*	10%	*
Customer E (b)	*	*	*	*	14%	*
* denotes less than 10%

(a) net sales attributed are reflected in the non-cannabinoid segments
(b) net sales attributed are reflected in the cannabinoid segments

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	June 30, 2022	December 31, 2021
Long-lived assets
Colombia	$17,146	$18,950
Portugal	12,145	11,733
Other(a)	211	249
Total	$29,502	$30,932
(a)“Other” includes long-lived assets primarily in the U.S.
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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(1,046)	$(8,956)	$(17,186)	$(22,721)

Denominator:
Weighted-average common shares outstanding - basic and diluted	39,559,793	25,588,987	33,792,261	25,311,077

Net loss per common share- basic and diluted	$(0.03)	$(0.35)	$(0.51)	$(0.90)

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The Company excluded the following potential common shares, presented based on amounts outstanding as of June 30, 2022 and 2021, from the computation of diluted net loss per share attributable to common shareholders because including them would have had an anti-dilutive effect:

	June 30, 2022	June 30, 2021

Common stock warrants	17,840,951	17,850,460
SAMA earnout shares	570,211	570,211
Stock options	498,798	802,769
Unvested restricted share units	2,370,289	1,442,943
Total	21,280,249	20,666,383

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

	Financial Statement Classification	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease costs:
Fixed lease costs	Operating expenses	$426	$889
Variable lease costs	Operating expenses	$22	$22
Total lease costs		$448	$911

The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term costs for the three and six months ended June 30, 2022 was approximately $44 and $101, respectively. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three and six months ended June 30, 2022, cash paid for

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
amounts associated with our operating lease liabilities were approximately $475 and $898, respectively, which were classified as operating activities in the consolidated statement of cash flows.

The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of June 30, 2022:

Leases and a reconciliation to the operating lease liabilities as of June 30, 2022
Remainder of Year 2022	$819
2023	1,422
2024	831
2025	281
2026	131
Thereafter	213
Total future fixed operating lease payments	$3,697

Less: Imputed interest	$332
Total operating lease liabilities	$3,365

Weighted-average remaining lease term - operating leases	2.97
Weighted-average discount rate - operating leases	9.3%

Due to our election to apply the effective date method of adoption for ASC 842, we have included the following additional disclosure under our historical lease accounting under ASC 840.

As of December 31, 2021, future minimum lease payments under non-cancelable operating lease were as follows

Lease Commitments
2022	$1,910
2023	1,562
2024	845
2025	337
2026	152
Thereafter	286
Total	$5,092

20. SUBSEQUENT EVENTS

Equity Distribution Agreement

On January 14, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent”). Under the terms of the Equity Distribution Agreement, the Company may issue and sell its common shares, without par value, having an aggregate offering price of up to $50,000 from time to time through the Agent. Subsequent to June 30, 2022, the Company has issued and sold 2,828,834 shares pursuant to the ATM offering, for aggregate net proceeds of $3,051 and may issue and sell additional shares, subject to the limitations, as described in Note 12.

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

Factors Impacting our Business
We believe that our future success will primarily depend on the following factors:
Globalization of the industry. Due to our MNO model focused on geographic diversification, which distinguishes us from many of our competitors and allows us to scale our production in low-cost regions of the world, we believe we are well positioned to capitalize in markets where the medical cannabis and hemp industry offers a reasonably regulated and free flow of goods across national boundaries. While certain countries, such as Canada, have historically not welcomed imported cannabis or hemp products for commercial purposes, other countries, such as Germany, Brazil and Israel, depend primarily on imports.
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
The following table presents select operational and financial information of the Cannabinoid segment for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,
Operational information:	2022	2021 (d)	Change
(In $000s, except kilogram and per gram data)
Kilograms (dry flower) harvested (a)	1,200	11,464	(10,264)	(90)%
Costs to produce (b)	$2,717	$2,476	$241	10%
Costs to produce per gram	$2.26	$0.22	$2.05	N/M

Selected financial information:
Revenue	$1,299	$579	$720	124%
Kilograms sold (c)	1,832	2,401	(569)	(24)%
Revenue per grams sold	$0.71	$0.24	$0.47	196%
N/M: Not a meaningful percentage

	Six Months Ended June 30,
Operational information:	2022	2021 (d)	Change
(In $000s, except kilogram and per gram data)
Kilograms (dry flower) harvested (a)	8,585	27,023	(18,438)	(68)%
Costs to produce (b)	$5,415	$4,985	$430	9%
Costs to produce per gram	$0.63	$0.18	$0.45	242%

Selected financial information:
Revenue	$3,290	$1,256	$2,034	162%
Kilograms sold (c)	6,184	4,877	1,307	27%
Revenue per grams sold	$0.53	$0.26	$0.27	104%
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
During the three months ended June 30, 2022 and 2021 we sold 1,832 and 2,401 kilograms, respectively, of dry flower equivalent. For the three months ended June 30, 2022, our Cannabinoid segment sales were primarily in Australia, Israel, Germany and Brazil. The decrease in sale of dry flower equivalent for the Cannabinoid segment was primarily due the seasonality of our sales. Gross margin increased because lower revenue was offset by the higher margin of products sold, as evidenced by increased revenue per grams sold.
During the six months ended June 30, 2022 and 2021 we sold 6,184 and 4,877 kilograms, respectively, of dry flower equivalent. For the six months ended June 30, 2022, our Cannabinoid segment sales were primarily in Australia, Israel, Germany and Brazil. The increase in sale of dry flower equivalent for the Cannabinoid segment was primarily due to increased sales activity and selling more products which have higher margins.

We harvested 1,200 kilograms of cannabinoids in the three months ended June 30, 2022, as compared to 11,464 kilograms in the three months ended June 30, 2021. The decrease was attributable to a decrease in our planned production capacity at our Colombia and Portugal facilities to manage inventory levels.

We harvested 8,585 kilograms of cannabinoids in the six months ended June 30, 2022, as compared to 27,023 kilograms in the six months ended June 30, 2021. The decrease was primarily attributable to a decrease in our planned productions capacity at our Colombia and Portugal facilities to manage inventory levels.

Costs to produce were approximately $2.26 per gram of dry flower equivalent for the three months ended June 30, 2022, as compared to $0.22 per gram of dry flower equivalent for the three months ended June 30, 2021. The increase was primarily driven by our significantly reduced agricultural output in Colombia and continued extract processing costs on current inventory in Colombia, as well as expenses associated with our ramping cultivation capacity in Portugal.

Costs to produce were approximately $0.63 per gram of dry flower equivalent for the six months ended June 30, 2022, as compared to $0.18 per gram of dry flower equivalent for the six months ended June 30, 2021. The increase was primarily driven by our significantly reduced agricultural output in Colombia and continued extract processing costs on current inventory in Colombia, as well as expenses associated with our ramping cultivation capacity in Portugal.
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

Subsequent to June 30, 2022, the Company raised additional financing pursuant to its ATM program and the Equity Distribution Agreement. For more information, refer to Note 20 to our unaudited condensed consolidated interim financial statements for the period ended of June 30, 2022.

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
Results of Operations

Three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021

Consolidated Statements of Operations
(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$4,657	$3,672	$9,881	$7,149
Cost of sales	(3,353)	(1,904)	(6,539)	(3,241)
Gross Profit	1,304	1,768	3,342	3,908

Expenses
General and administrative expenses	8,013	10,301	16,274	18,765
Sales and marketing expenses	728	241	1,461	828
Research and development	359	305	771	583
Restructuring expenses	(135)	—	3,873	—
Depreciation and amortization expenses	537	524	1,054	1,103
Total expenses	9,502	11,371	23,433	21,279

Loss from operation	(8,198)	(9,603)	(20,091)	(17,371)

Other Expense (Income), net
Interest and amortization of debt issuance cost	652	920	2,770	1,898
(Gain) loss on remeasurement of warrant liability	(1,323)	(1,176)	(1,813)	3,675
Gain on investment	(6,851)	—	(6,851)	—
Loss on debt extinguishment, net	—	—	2,263	—
Foreign exchange loss	307	80	652	839
Other expense (income), net	63	(485)	10	(1,087)
Total other (income) expenses, net	(7,152)	(661)	(2,969)	5,325

Loss before income taxes and equity investment loss	$(1,046)	$(8,942)	$(17,122)	$(22,696)

Equity investments share of loss	—	14	64	25
Net loss	$(1,046)	$(8,956)	$(17,186)	$(22,721)

Revenue by Channel
(In thousands of U.S. dollars)
The following table provides our revenue by channel for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Mass retail	$2,239	$1,721	$5,236	$3,609
Distributors	1,664	1,448	3,322	2,680
Specialty, health and other retail	560	350	952	575
E-commerce	194	153	371	285
Total	$4,657	$3,672	$9,881	$7,149

Revenue

Revenue increased to $4,657 for the three months ended June 30, 2022, as compared to $3,672 for the three months ended June 30, 2021. The increase was driven by increased sales in both our Non-Cannabinoid and Cannabinoid segments. The increased sales in our Non-Cannabinoid segment were primarily driven by continued sales strength from mass retailers and specialty distributors. The growth in our Cannabinoid segment sales reflects continued expansion of sales activity and selling more products which have higher margins.

Revenue increased to $9,881 for the six months ended June 30, 2022, as compared to $7,149 for the six months ended June 30, 2021. The increase was driven by increased sales in both our Non-Cannabinoid and Cannabinoid segments. The increased sales in our Non-Cannabinoid segment were primarily driven by continued sales strength from specialty distributors. The growth in our Cannabinoid segment sales reflects continued expansion of sales activity and selling more products which have higher margins.

Cost of sales

Cost of sales increased to $3,353 for the three months ended June 30, 2022, as compared to $1,904 for the three months ended June 30, 2021. The increase was due to costs associated with increased sales from both our Non-Cannabinoid and Cannabinoid segments and increased inventory provisions related to aged, obsolete or unusable inventory, during the three months ended June 30, 2022 as compared to the comparable period in the prior year.

Cost of sales increased to $6,539 for the six months ended June 30, 2022, as compared to $3,241 for the six months ended June 30, 2021. The increase was due to costs associated with increased sales from both our Non-Cannabinoid and Cannabinoid segments and increased inventory provisions related to aged, obsolete or unusable inventory, during the six months ended June 30, 2022 as compared to the comparable period in the prior year.

Operating expenses
(In thousands of U.S. dollars)

	Three months ended June 30,
	2022	2021	Change
General and administrative expenses	$8,013	$10,301	$(2,288)	(22)%
Sales and marketing expenses	728	241	$487	202%
Research and development	359	305	$54	18%
Restructuring expenses	(135)	—	$(135)	N/A
Depreciation and amortization expenses	537	524	$13	2%
Total operating expenses	$9,502	$11,371

(As a percentage of revenue)
General and administrative expenses	172%	281%
Sales and marketing expenses	16%	7%
Research and development	8%	8%
Restructuring expenses	(3)%	—%
Depreciation and amortization expenses	12%	14%
Total operating expenses	204%	310%
N/M: Not a meaningful percentage

	Six Months Ended June 30,
	2022	2021	Change
General and administrative expenses	$16,274	$18,765	$(2,491)	(13)%
Sales and marketing expenses	1,461	828	$633	76%
Research and development	771	583	$188	32%
Restructuring expenses	3,873	—	$3,873	N/A
Depreciation and amortization expenses	1,054	1,103	$(49)	(4)%
Total operating expenses	$23,433	$21,279

(As a percentage of revenue)
General and administrative expenses	165%	262%
Sales and marketing expenses	15%	12%
Research and development	8%	8%
Restructuring expenses	39%	—%
Depreciation and amortization expenses	11%	15%
Total operating expenses	237%	298%
N/M: Not a meaningful percentage
Three months ended June 30, 2022 compared to three months ended June 30, 2021
General and administrative. General and administrative expenses decreased to $8,013 for the three months ended June 30, 2022, as compared to $10,301 for the three months ended June 30, 2021, primarily due to the decrease in share-based compensation, in part offset by increase in payroll related costs due to idle capacity.

Sales and marketing. Sales and marketing expenses increased to $728 for the three months ended June 30, 2022, as compared to $241 for the three months ended June 30, 2021. The increase in spending was related to the potential launch of cannabinoid products, combined with easing of cost controls measures imposed in the comparable prior year period to address the impact of the COVID-19 pandemic.

Research and development. Research and development expenses increased to $359 for the three months ended June 30, 2022 as compared to $305 for the three months ended June 30, 2021. The increase is primarily due to research and development activities related to our cannabinoid products development.

Restructuring. We have been reviewing, planning and implementing various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and optimizing our business model. As part of this process, we recorded a restructuring charge of approximately $4,008 related to asset write off, severances, and other related costs for the three months ended March 31, 2022. During the three months ended June 30, 2022, we reversed approximately $135 of accrued charges and no additional restructuring charges were recognized during the three months ended June 30, 2022.
Depreciation and amortization. Depreciation and amortization expenses increased slightly to $537 for the three months ended June 30, 2022, from $524 for the three months ended June 30, 2021. The increase is mainly associated with the increased fixed asset depreciation due to capital expenditures for expansion of our cultivation and extraction assets in Portugal, partially offset by the lower amortization costs recognized during the three months ended June 30, 2022 as compared to the comparable prior year period. The decrease in amortization costs recognized was due to the acceleration of the period over which the useful life of the GNC intangible asset was amortized, which was fully amortized as of June 30, 2021.
Six Months Ended June 30, 2022 compared to six months ended June 30, 2021
General and administrative. General and administrative expenses decreased to $16,274 for the six months ended June 30, 2022, as compared to $18,765 for the six months ended June 30, 2021, primarily due to the decrease in share-based compensation, in part offset by increase in payroll related costs due to idle capacity.

Sales and marketing. Sales and marketing expenses increased to $1,461 for the six months ended June 30, 2022, as compared to $828 for the six months ended June 30, 2021. The increase in spending was related to the potential launch of cannabinoid products, combined with easing of cost controls measures imposed in the comparable prior year period to address the impact of the COVID-19 pandemic.

Research and development. Research and development expenses increased to $771 for the six months ended June 30, 2022 as compared to $583 for the six months ended June 30, 2021. The increase is primarily due to research and development activities related to our cannabinoid products development.

Restructuring. We have been reviewing, planning and implementing various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and optimizing our business model. As part of this process, we recorded a restructuring charge of approximately $3,873 related to asset write off, severances, and other related costs for the six months ended June 30, 2022.
Depreciation and amortization. Depreciation and amortization expenses decreased to $1,054 for the six months ended June 30, 2022, from $1,103 for the six months ended June 30, 2021. The decrease is mainly attributable to the lower amortization costs recognized during the six months ended June 30, 2021 as compared to the comparable prior year period. The decrease in amortization costs recognized was due to the acceleration of the period over which the useful life of the GNC intangible asset was amortized, which was fully amortized as of June 30, 2021. The decrease was partially offset by increased fixed asset depreciation due to capital expenditures for expansion of our cultivation and extraction assets in Portugal.
Non-operating income and expenses
(In thousands of U.S. dollars)

	Three months ended June 30,
	2022	2021	Change
Interest and amortization of debt issuance cost	$652	$920	$(268)	(29)%
Gain on remeasurement of warrant liability	(1,323)	(1,176)	(147)	13%
Gain on investment	(6,851)	—	(6,851)	N/M
Foreign exchange loss	307	80	227	N/M
Other expense (income), net	63	(485)	548	(113)%
Total	$(7,152)	$(661)	$(6,491)	N/M
N/M: Not a meaningful percentage

	Six Months Ended June 30,
	2022	2021	Change
Interest and amortization of debt issuance cost	$2,770	$1,898	$872	46%
(Gain) loss on remeasurement of warrant liability	(1,813)	3,675	(5,488)	(149)%
Gain on investment	(6,851)	—	(6,851)	N/A
Loss on debt extinguishment, net	2,263	—	2,263	N/A
Foreign exchange loss	652	839	(187)	(22)%
Other income, net	10	(1,087)	1,097	(101)%
Total	$(2,969)	$5,325	$(8,294)	(156)%
N/M: Not a meaningful percentage

Three months ended June 30, 2022 compared to three months ended June 30, 2021
Interest and amortization of debt issuance cost, net. Interest and amortization of debt issuance cost, net for the three months ended June 30, 2022 decreased to $652, as compared to $920 for the three months ended June 30, 2021. The decrease was primarily due to the interest expense associated with the 2022 Convertible Note and the Herbal Brands Loan in the comparable prior year period.

Gain on remeasurement of warrant liability. Gain on remeasurement of warrant liability was $1,323 for the three months ended June 30, 2022, as compared to a gain of $1,176 for the three months ended June 30, 2021. The gains are directly attributable to the remeasurement of the warrant liability as of June 30, 2022 and June 30, 2021, respectively, due to the change in the underlying value related to the private warrants during those periods.

Gain on investments. Gain on investments for the three months ended June 30, 2022 was $6,851, as compared to $nil for the three months ended June 30, 2021. The gain on investments for the three months ended June 30, 2022 was related to the sale of Cansativa shares to an unrelated third-party and the revaluation of the Company's retained interest of the shares still held.

Foreign exchange loss. The impact of foreign exchange for the three months ended June 30, 2022 was a loss of $307, as compared to a loss of $80 for the three months ended June 30, 2021. The foreign exchange losses for the three months ended June 30, 2022, were primarily driven by the currency fluctuations of the Euro versus the U.S. Dollar.
Other income. Other (income) expenses, net includes items not individually material to our consolidated financial statements.

Six Months Ended June 30, 2022 compared to six months ended June 30, 2021
Interest and amortization of debt issuance cost, net. Interest and amortization of debt issuance cost, net for the six months ended June 30, 2022 increased to $2,770, as compared to $1,898 for the six months ended June 30, 2021. The increase was primarily due to writing off of debt discount costs recognized in connection with the beneficial conversion factor related to the 2024 Convertible Note as the note was fully paid off in the three months ended June 30, 2022.
(Gain) loss on remeasurement of warrant liability. Gain on remeasurement of warrant liability was $1,813 for the six months ended June 30, 2022, as compared to a loss of $3,675 for the six months ended June 30, 2021. The gain and loss are directly attributable to the remeasurement of the warrant liability as of June 30, 2022 and June 30, 2021, respectively, due to the change in the underlying value related to the private warrants during those periods.
Gain on investments. Gain on investments for the six months ended June 30, 2022 was $6,851, as compared to $nil for the six months ended June 30, 2021. The gain on investments was related to the sale of Cansativa shares to an unrelated third-party and the revaluation of the Company's retained interest of the shares still held.

Loss on debt extinguishment, net. Net loss on debt extinguishment was $2,263 for the six months ended June 30, 2022 compared to nil for the six months ended June 30, 2021. The loss was primarily related to the debt extinguishment as a result of the amendment of the 2024 Note Purchase Agreement on January 13, 2022.
Foreign exchange loss. The impact of foreign exchange for the six months ended June 30, 2022 was a loss of $652, as compared to a loss of $839 for the six months ended June 30, 2021. The foreign exchange losses for the six months ended June 30, 2022, were primarily driven by the currency fluctuations of the Euro versus the U.S. Dollar.

Other income. Other (income) expenses, net includes items not individually material to our consolidated financial statements.

Operating Results by Business Segment
Our management evaluates segment profit/loss for each of our reportable segments. We define segment profit/loss as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 17 to our unaudited condensed consolidated interim financial statements for the three months ended June 30, 2022 included in this Form 10-Q.
Revenue by segment
(In thousands of U.S. dollars)

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment Revenue:
Cannabinoid	$1,299	$579	$3,290	$1,256
Non-Cannabinoid	3,358	3,093	6,591	5,893
Total revenue	$4,657	$3,672	$9,881	$7,149
Cannabinoid. Cannabinoid revenue increased to $1,299 for the three months ended June 30, 2022, as compared to $579 for the three months ended June 30, 2021. For the six months ended June 30, 2022, Cannabinoid revenue increased to $3,290 as compared to $1,256 for the six months ended June 30, 2021. The increase in both periods was driven primarily by key customer contracts maturing and transitioning from preparation to revenue generating phase.
Non-Cannabinoid. Non-Cannabinoid revenue increased to $3,358 for the three months ended June 30, 2022, as compared to $3,093 the three months ended June 30, 2021. For the six months ended June 30, 2022, non-cannabinoid revenue increased to $6,591 as compared to $5,893 for the six months ended June 30, 2021. The increase in both periods was driven primarily by stronger demand from specialty distributors combined with recovery of demand from COVID-19 that resulted in the closure of store fronts or reduction in foot traffic for our retail partners in the prior period and increased sales efforts in various revenue channels.
Segment profit/loss
(In thousands of U.S. dollars)

	Three months ended June 30,		Change
	2022	2021	$	%
Segment Profit/(Loss):
Cannabinoid	$(5,338)	$(3,604)	(1,734)	48%
Non-Cannabinoid	666	634	32	5%
Total Segment Loss (a)	$(4,672)	$(2,970)	(1,702)	57%

	Six Months Ended June 30,		Change
	2022	2021	$	%
Segment Profit/(Loss):
Cannabinoid	$(13,026)	$(6,468)	(6,558)	101%
Non-Cannabinoid	1,014	1,246	(232)	(19)%
Total Segment Loss (a)	$(12,012)	$(5,222)	(6,790)	130%
(a) For a reconciliation of segment (loss) to loss before income taxes see Note 17 to our unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2022, included in this Form 10-Q.

Cannabinoid — Cannabinoid segment loss increased to $5,338 for the three months ended June 30, 2022 compared to a loss of $3,604 for the three months ended June 30, 2021, primarily attributed to increased inventory provisions recognized in the three months ended June 30, 2022 due to aged, obsolete or unusable inventory and increased sales and marketing costs.

Cannabinoid segment loss increased to $13,026 for the six months ended June 30, 2022 compared to a loss of $6,468 for the six months ended June 30, 2021, primarily due to the restructuring charges recognized during the three months ended March 31, 2022 as part of our strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and optimize its business model.
Non-Cannabinoid — Non-Cannabinoid segment profit increased to $666 for the three months ended June 30, 2022, compared to a profit of $634 for the three months ended June 30, 2021. The increase was primarily attributable to increased sales, partially offset by increased payroll related costs and sales and marketing costs.
Non-Cannabinoid segment profit decreased to $1,014 for the six months ended June 30, 2022, compared to a profit of $1,246 for the six months ended June 30, 2021. The decrease was primarily attributable to increased payroll related costs and sales and marketing costs.
Liquidity and Capital Resources

Material Cash Requirements
We believe we will have adequate means to meet our needs to fund operations for at least 12 months. Besides cash reserves and expected income from operations, we also have access to our investments which may be liquidated in the event that we need to access the funds for operations. Expected uses of cash include payroll and benefits, inventory purchases, contractual obligations for leases, and other operational priorities. We have repaid our material debt and remaining debt payment requirement will be insignificant.

The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented:
(In thousands of U.S. dollars)

	Six months ended June 30,
	2022	2021
Net cash used in operating activities	$(18,584)	$(19,496)
Net cash provided by (used in) investing activities	897	(4,319)
Net cash (used in) provided by financing activities	(347)	1,536
Effect of foreign currency translation on cash and cash equivalents	(202)	(106)
Cash, cash equivalents, and restricted cash beginning of period	37,699	79,460
Cash, cash equivalents, and restricted cash end of period	19,463	57,075
Decrease in cash and cash equivalents	$(18,236)	$(22,385)

Cash flows used in operating activities
The decrease in net cash used by operating activities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, was primarily related to changes in the use of operating assets and liabilities, driven by a decrease in accounts payable and other current liabilities as offset by increase in prepaid expenses, accounts receivable and inventory.
Cash flows from investing activities
The decrease in net cash used in investing activities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, was primarily related to lower capital expenditures in Portugal, as we near the completion of our capital expenditure cycle, reducing our capital expenditure in the future and the proceeds received for the sale of shares of investment in Cansativa during the three months ended June 30, 2022.
Cash flows from financing activities
The decrease in net cash provided by financing activities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, was primarily driven by the repayment of the 2024 Convertible Note and the Herbal Brands loans during the six months ended June 30, 2022, offset in part by net proceeds from issuance of shares under the Equity Distribution Agreement and the related shelf registration statement. For more information refer to Note 11 and 12 to our unaudited condensed consolidated interim financial statements for the period ended of June 30, 2022 included in this Form 10-Q.

Sources of Liquidity

We have historically financed our operations through the issuance of shares, the issuance of convertible debt and cash from operations. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $19,025 and $37,226, respectively, which were held for working capital, repayment of loans and general corporate purposes. This represents an overall decrease of $18,201. Our outstanding warrants entitle the holder to receive one common share for each warrant, at an exercise price of $11.50 per warrant. As of June 30, 2022, we have 17,840,951 warrants outstanding.

During the three months ended March 31, 2022, we entered into the Equity Distribution Agreement and filed the related shelf registration statement on Form S-3 (as described in Note 12 under the caption “Equity Distribution Agreement”), which we believe will provide an ongoing source of liquidity. Due to our current public float and applicable SEC rules and regulations, our ability to raise capital pursuant to this shelf registration statement may become limited. For more information refer to Note 12 to our unaudited condensed consolidated interim financial statements for the period ended of June 30, 2022 included in this Form 10-Q.
We have had operating losses and negative cash flows from operations since inception and expect to continue to incur net losses for the foreseeable future until such time, if ever, that we can generate significant revenue from the sale of our available inventories. We anticipate that we will continue to incur losses from operations due to pre-commercialization activities, marketing and manufacturing activities, and general and administrative costs to support operations. During the three months ended June 30, 2022, we fully repaid its 2024 Convertible Note and Herbal Brands Loan with accrued interest. For more information refer to Note 11 to our unaudited condensed consolidated interim financial statements for the period ended of June 30, 2022 included in this Form 10-Q.

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

We believe that cash on hand, including the additional financing raised pursuant to the Company's ATM offering subsequent to June 30, 2022, is sufficient to satisfy our estimated liquidity needs during the twelve months from the issuance of the condensed consolidated interim financial statements for the six months ended June 30, 2022. If this amount, together with cash from operations is subsequently insufficient for us to continue to operate as a going concern, we may need to raise additional cash through debt, equity or other forms of financing to fund future operations which may not be available on acceptable terms, or at all.
Debt
Total debt outstanding as of June 30, 2022 and December 31, 2021was $2,135 and $25,095, respectively.
The debt outstanding as of June 30, 2022 is comprised of our other borrowings of $2,135, related to our Portugal and Colombia debt.

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

During the three months ended June 30, 2022, we fully repaid our 2024 Convertible Note with accrued interest and Herbal Brands Loan with accrued interest. For more information refer to Note 11 to our unaudited condensed consolidated interim financial statements for the period ended of June 30, 2022 included in this Form 10-Q.

Portugal Debt

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed €1,000 ($1,213) (the "Portugal Debt"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Debt pays interest quarterly at a rate of Euribor plus 3 percentage points. This loan is secured by our mortgaged asset.

For the three months ended June 30, 2022 and 2021, the Company recognized interest expense of approximately €7 ($8) and nil, respectively, and repaid principal of approximately €63 ($67) and nil, respectively, of the Portugal Debt in accordance with the terms of the loan agreement. For the six months ended June 30, 2022 and 2021, the Company recognized interest expense of approximately €15 ($17) and nil, respectively, and repaid principal of approximately €125 ($137) and nil, respectively, of the Portugal Debt in accordance with the terms of the loan agreement. The outstanding principal balance of the Portugal Debt as of June 30, 2022 and December 31, 2021 was €875 ($1,076) and €1,000 ($1,213), respectively.

Colombia Debt

Ecomedics S.A.S. has entered into loan agreements with multiple local lenders (collectively, the "Colombia Debt"), under which the Company borrowed approximately COP$5,305,800 ($1,295) of mainly working capital loans. The working capital loans are secured by mortgage of our farm land in Colombia as collateral. These loans bear interest at a range of 10.96% to 12.25% per annum denominated in Colombian pesos. The first payment of the principal and interest will be repaid six months after receiving the loan. After the first payment, the principal and interest will be repaid semi-annually.

For the three months ended June 30, 2022 and 2021, the Company recognized interest expense of approximately COP$240,405 ($61) and nil, respectively, and repaid principal of approximately COP$310,842 ($66) and nil, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized interest expense of approximately COP$251,335 ($64) and nil respectively, and repaid principal of approximately COP$568,842 ($133) and nil, respectively. The outstanding principal balance of the Colombia Debt as of June 30, 2022 and December 31, 2021 was COP$4,369,984 ($1,059) and COP$4,592,095 ($1,153), respectively.

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
Contingencies
In the normal course of business, we receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, as of June 30, 2022 any potential liabilities resulting from claims we have received would not have a material adverse effect on our consolidated financial statements.
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

Item 4. Controls and Procedures
Evaluation of Controls and Procedures

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of as June 30, 2022. The term "disclosure control and procedures" as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2022 were not effective due to a material weakness as described below.

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

During the year ended December 31, 2021 and the six months ended June 30, 2022, we made the following enhancements to our control environment:

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

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weakness described above. Except as noted above, no change to our internal control over financial reporting occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Clever Leaves Holdings Inc.
August 11, 2022
	By:	/s/ Andres Fajardo
	Name:	Andres Fajardo
	Title:	Chief Executive Officer
(Principal Executive Officer)