Form 10-Q
period 2022-09-30
Clever Leaves Holdings Inc.
filed 2022-11-09
CIK 1819615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-39820

Clever Leaves Holdings Inc.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bodega 19-B Parque Industrial Tibitoc P.H, Tocancipá - Cundinamarca, Colombia	N/A
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (561) 634-7430

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares without par value	CLVR	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one common share at an exercise price of $11.50	CLVRW	The Nasdaq Stock Market LLC

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

The number of registrant’s common shares and non-voting common shares outstanding as of November 8, 2022 was 43,808,694 and 332,961, respectively.

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
•our ability to cultivate and sell products our customers want;
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

ITEM 1. FINANCIAL STATEMENTS

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Financial Position
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

		As of	As of
	Note	September 30, 2022	December 31, 2021

Assets
Current:
Cash and cash equivalents		$17,183	$37,226
Restricted cash		424	473
Accounts receivable, net		2,591	2,222
Prepaids, deposits and other receivables	6	3,695	5,064
Inventories, net	5	16,653	15,408
Total current assets		40,546	60,393

Investment – Cansativa	7	5,406	1,458
Property, plant and equipment, net of accumulated depreciation of $7,879 and $5,702 for September 30, 2022 and December 31, 2021, respectively	10	28,996	30,932
Intangible assets, net	8	3,545	23,117
Operating lease right-of-use assets, net	19	2,869	—
Other non-current assets		54	260
Total Assets		$81,416	$116,160

Liabilities
Current:
Accounts payable		$2,338	$3,981
Accrued expenses and other current liabilities		2,425	2,898
Convertible note due 2024, current portion	11	—	16,559
Loans and borrowings, current portion	11	520	949
Warrant liability		196	2,205
Operating lease liabilities, current portion	19	1,459	—
Deferred revenue, current portion		1,280	653
Total current liabilities		8,218	27,245
Convertible note due 2024 — long-term	11	—	1,140
Loans and borrowing — long-term	11	1,383	6,447
Deferred revenue — long-term		—	1,548
Operating lease liabilities — long-term	19	1,538	—
Deferred tax liabilities		—	6,650
Other long-term liabilities		775	360
Total Liabilities		$11,914	$43,390

Contingencies and commitments

Shareholders’ equity
Preferred shares, without par value, unlimited shares authorized, nil shares issued and outstanding for each of September 30, 2022 and December 31, 2021	12	—	—
Common shares, without par value, unlimited shares authorized: 43,571,444 and 26,605,797 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	12	—	—
Additional paid-in capital		221,591	187,510
Accumulated deficit		(152,089)	(114,740)
Total shareholders' equity		69,502	72,770
Total liabilities and shareholders' equity		$81,416	$116,160
See accompanying notes to the condensed consolidated financial statements

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Operations
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2022	2021	2022	2021
Revenue	17	$3,305	$4,031	$13,186	$11,180
Cost of sales		(3,025)	(2,100)	(9,564)	(5,341)
Gross profit		280	1,931	3,622	5,839

Expenses
General and administrative	13	6,087	10,616	22,361	29,381
Sales and marketing		615	208	2,076	1,036
Research and development		343	454	1,114	1,037
Restructuring expenses	14	(82)	—	3,791	—
Intangible asset impairment	8	19,000	—	19,000	—
Depreciation and amortization		508	337	1,562	1,440
Total expenses		26,471	11,615	49,904	32,894

Loss from operations		(26,191)	(9,684)	(46,282)	(27,055)

Other Expense (Income), net
Interest (income) expense and amortization of debt issuance cost		(51)	485	2,719	2,383
Gain on remeasurement of warrant liability	12	(196)	(9,065)	(2,009)	(5,390)
Gain on investment	7	—	—	(6,851)	—
Loss (gain) on debt extinguishment, net	11	—	(3,375)	2,263	(3,375)
Foreign exchange loss		768	298	1,420	1,137
Other expense (income), net		101	964	111	(123)
Total other (income) expenses, net		622	(10,693)	(2,347)	(5,368)

(Loss) Income before income tax		$(26,813)	$1,009	$(43,935)	$(21,687)

Deferred income tax (recovery)		(6,650)	—	(6,650)	—
Equity investment share of loss		—	14	64	39
Net (Loss) Income		$(20,163)	$995	$(37,349)	$(21,726)
Net (Loss) Income per share - basic and diluted	18	$(0.48)	$0.04	$(1.02)	$(0.85)
Weighted-average common shares outstanding - basic and diluted	18	42,222,564	25,755,972	36,633,222	25,466,404

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Shareholders’ Equity
	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2020	24,883,024	$—	$164,264	$(69,014)	$95,250
Net loss	—	—	—	(13,765)	(13,765)
Founders earn-out shares vested	570,212	—	—	—	—
Issuance of common shares upon vesting RSUs	7,713	—	—	—	—
Exercise of warrants	122,639	—	1,410	—	1,410
Stock-based compensation expense	—	—	1,550	—	1,550
Balance at March 31, 2021	25,583,588	$—	$167,224	$(82,779)	$84,445
Net loss	—	—	—	(8,956)	(8,956)
Issuance of common shares upon vesting RSUs	5,111	—	—	—	—
Stock option exercise	40,942	—	10	—	10
Stock-based compensation expense	—	—	3,323	—	3,323
Balance at June 30, 2021	25,629,641	$—	$170,557	$(91,735)	$78,822
Net Income	—	—	$—	$995	$995
Stock-based compensation expense	—	—	3,264	—	3,264
Conversions of debt to common stock, net of debt issuance	538,403	—	4,590	—	4,590
Balance at September 30, 2021	26,168,044	$—	$178,411	$(90,740)	$87,671

	Note	Common Stock		Additional Paid-in Capital	Retained Deficit	Total Shareholders’ Equity
		Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2021		26,605,797	$—	$187,510	$(114,740)	$72,770
Net loss		—	—	—	(16,140)	(16,140)
Issuance of common shares upon vesting RSUs	15	247,453	—	—	—	—
Stock option exercise		116,112	—	22	—	22
Stock-based compensation expense	15	—	—	500	—	500
Issuance of common stock - gross	12	11,047,567	—	23,400	—	23,400
Equity issuance costs	12	—	—	(1,177)	—	(1,177)
Conversions of Convertible Note to common shares	12	607,000	—	1,324	—	1,324
Beneficial conversion feature	11	—	—	1,749	—	1,749
Balance at March 31, 2022		38,623,929	$—	$213,328	$(130,880)	$82,448
Net loss					(1,046)	(1,046)
Issuance of common shares upon vesting RSUs	15	39,898	—	—	—	—
Stock option exercise		35,582	—	—	—	—
Stock-based compensation expense	15	—	—	1,148	—	1,148
Conversions of debt to common stock, net of debt issuance	12	900,000		$2,039	$—	2,039
Balance at June 30, 2022		39,599,409	$—	$216,515	$(131,926)	$84,589
Net loss					$(20,163)	$(20,163)
Issuance of common shares upon vesting RSUs	15	24,837	—	—	—	—
Stock-based compensation expense	15	—	—	958	—	958
Issuance of common stock - gross	12	3,947,198	—	4,286	—	4,286
Equity issuance costs	12	—	—	(168)	—	(168)
Balance at September 30, 2022		43,571,444	—	$221,591	$(152,089)	$69,502

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands of U.S. Dollars)
(Unaudited)

		Nine Months Ended September 30,
		2022	2021
Cash Flow from Operating Activities:
Net loss		$(37,349)	$(21,726)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization		2,935	1,815
Amortization of debt discount and debt issuance cost		1,949	325
Inventory provisions	5	3,822	1,496
Restructuring and related costs	14	3,791	—
Gain on remeasurement of warrant liability	12	(2,009)	(5,390)
Non-cash lease expense	19	128	—
Deferred tax recovery		(6,650)	—
Foreign exchange loss		1,420	1,137
Stock-based compensation expense	15	2,606	8,137
Intangible asset impairment	8	19,000	—
Equity investment share of loss		64	39
Gain on investment	7	(6,851)	—
Loss (gain) on debt extinguishment	11	2,263	(3,375)
Other non-cash expense, net		600	394
Changes in operating assets and liabilities:
(Increase) in accounts receivable		(369)	(484)
(Increase) in prepaid expenses	6	(466)	(638)
Decrease (increase) in other receivables and other non-current assets		555	(544)
(Increase) in inventory	5	(5,067)	(4,447)
(Decrease) in accounts payable and other current liabilities		(4,756)	(5,110)
Increase in other non-current liabilities		415	176
Net cash used in operating activities		$(23,969)	$(28,195)

Cash Flow from Investing Activities:
Purchase of property, plant and equipment		$(1,856)	$(5,948)
Proceeds from partial sale of equity method investment		2,498	—
Net cash provided by (used in) investing activities		$642	$(5,948)

Cash Flow from Financing Activities:
Proceeds from issuance of long-term debt		—	25,000
Repayment of debt	11	(22,897)	(26,363)
Other borrowings		73	1,826
Debt Issuance on Convertible debt		—	(932)
Proceeds from issuance of shares	12	27,686	—
Equity issuance costs	12	(1,345)	—
Proceeds from exercise of warrants		—	1,410
Stock option exercise		22	10
Net cash provided by financing activities		$3,539	$951
Effect of exchange rate changes on cash, cash equivalents & restricted cash		(304)	(62)
Decrease in cash, cash equivalents & restricted cash		$(20,092)	$(33,254)
Cash, cash equivalents & restricted cash, beginning of period		37,699	79,460
Cash, cash equivalents & restricted cash, end of period (a)		$17,607	$46,206

Supplemental schedule of cash flow information:
Cash paid for interest		$220	$375
Supplemental disclosures for non-cash financing activity:
Right-of-use assets recognized		$3,871	$—
Conversions of debt to commons shares		$3,263	$4,209
Beneficial conversion feature		$1,749	$—
(a) These amounts include restricted cash of $424 and $444 as of September 30, 2022 and September 30, 2021, respectively, which are comprised primarily of cash on deposits for certain lease arrangements.
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

The mailing address of the Company's principal executive office is Bodega 19-B Parque Industrial Tibitoc P.H, Tocancipá - Cundinamarca, Colombia.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements (“Financial Statements”) are unaudited. These Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all disclosures required for annual financial statements. These Financial Statements reflect all adjustments, which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances have been eliminated. All adjustments were of a normal recurring nature. Interim results are not necessarily indicative of results to be expected for the full year.

The Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Company’s subsidiaries and respective ownership percentage has not changed from the year ended December 31, 2021.

These Financial Statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2021, included in its Annual Report on Form 10-K, as filed with the SEC on March 24, 2022 (the "Annual Report").

Prior Period Reclassifications - Certain prior period reclassifications were made to conform to the current period presentation. These reclassifications had no effect on the previously reported total assets, total liabilities, stockholder's equity, net loss (income) or cash flow.

Going Concern
These interim financial statements have been prepared in accordance with U.S. GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As shown in the accompanying interim financial statements, the Company had an accumulated deficit as of September 30, 2022, as well as operating losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time that it can generate significant revenue from the sale of its available inventories.

At September 30, 2022, the Company had cash and cash equivalents of $17,183. As of September 30, 2022, based on the Company's current working capital needs, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, there is substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the consolidated financial statements were issued. The Company’s ability to execute its operating plans through 2023 and beyond depends on its ability to obtain additional funding through financing transactions, such as equity or debt offerings, or other transactions to raise capital to meet planned growth requirements and to fund future operations, which may not be available on acceptable terms, or at all. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the nine months ended September 30, 2022 the Company raised additional financing through an "at-the-market" ("ATM") equity offering as discussed in Note 12.

CLEVER LEAVES INTERNATIONAL INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(In thousands of U.S. dollars, except where otherwise noted and share and per share amounts)

Principles of Consolidation

The Financial Statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2021, included in the Annual Report. There have been no changes in the Company's significant accounting policies as discussed in the Annual Report.

Use of Accounting Estimates

The preparation of these Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Financial Statements and accompanying notes in the reported period. These estimates include, but are not limited to, allowance for doubtful accounts, inventory valuation, determination of fair value of stock-based awards and estimate of incremental borrowing rate for determining the present value of future lease payments, intangible assets, useful lives of property and equipment, revenue recognition and income taxes and related tax asset valuation allowances. While the significant estimates made by management in the preparation of the consolidated financial statements are reasonable, prudent, and evaluated on an ongoing basis, actual results may differ materially from those estimates.

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

As a result of the adoption of this standard, there was no adjustment to the opening balance of retained earnings as there was no cumulative effect adjustment at the date of adoption. Accordingly, the primary impact of adopting ASC 842 was the recognition of ROU assets and lease liabilities for operating leases of approximately $4,120 and $4,120, respectively for all existing leases which had remaining obligations as of January 1, 2022. ASC 842 did not have a material impact on our results of operations or statement of cash flow.

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

	Level 1	Level 2	Level 3	Total

As of September 30, 2022
Assets:
Investment – Cansativa	—	—	5,406	5,406
Total Assets	$—	$—	$5,406	$5,406
Liabilities:
Loans and borrowings	—	1,903	—	1,903
Warrant liability	—	—	196	196
Total Liabilities	$—	$1,903	$196	$2,099

As of December 31, 2021
Assets:
Investment – Cansativa	—	—	1,458	1,458
Total Assets	$—	$—	$1,458	$1,458
Liabilities:
Loans and borrowings	—	7,396	—	7,396
Warrant liability	—	—	2,205	2,205
Convertible notes	—	17,699	—	17,699
Total Liabilities	$—	$25,095	$2,205	$27,300

Investment – Cansativa

Our investment in Cansativa’s equity securities that was previously accounted for using the equity method was partially divested during the three months ended June 30, 2022. Given that this investment does not have a “readily determinable fair value,” or is not traded in a verifiable public market, the Company accounted for this investment under ASC 321, Investments - Equity Securities. The Company used the practical expedient available under ASU 2016-01, the cost method investment which presents and carries this investment using the alternative measurement method which is cost minus impairment, if any, plus or minus changes resulting from observable price changes in “orderly transactions,” as defined in ASC 321, for the identical or a similar investment of the same issuer. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of September 30, 2022, the Company believes the carrying value of its cost method investments were recoverable in all material respects. For more information, refer to Note 7 to our interim financial statements for the period ended of September 30, 2022.

The following table provides a summary of changes in fair value of the Company’s Level 3 investments for the nine months ended September 30, 2022:

Level 3
Balance, December 31, 2021 (Measured at equity method)	$1,458
Share of Equity investment loss	$(64)
Balance, March 31, 2022	$1,394
Sale on investments	$(515)
Gain due to change in fair value included in earnings	$4,868
Balance, June 30, 2022	$5,747

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Change in value due to foreign exchange loss	$(341)
Balance, September 30, 2022	$5,406

During the nine months ended September 30, 2022, there were no transfers between fair value measurement levels.

The change in fair value of warrant liabilities related to private warrants during the nine months ended September 30, 2022, is as follows:

Private Placement Warrants:	Total Warrant Liability
Warrant liability at December 31, 2021	$2,205
Change in fair value of warrant liability	(490)
Warrant liabilities at March 31, 2022	$1,715
Change in fair value of warrant liability	(1,323)
Warrant liabilities at June 30, 2022	$392
Change in fair value of warrant liability	(196)
Warrant liabilities at September 30, 2022	$196

The Company determined the fair value of its private warrants using the Monte Carlo simulation model. The following assumptions were used to determine the fair value of the Private Warrants as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
Risk-free interest rate	4.23%	1.11%
Expected volatility	95%	60%
Share Price	$0.60	$3.10
Exercise Price	$11.50	$11.50
Expiration date	December 18, 2025	December 18, 2025

•The risk-free interest rate assumptions are based on U.S. dollar zero curve derived from swap rates at the valuation date, with a term to maturity matching the remaining term of warrants.
•The expected volatility assumptions are based on average of historical volatility based on comparable industry volatilities of public warrants.

5. INVENTORIES, NET

Inventories are comprised of the following items as of the periods presented:

	September 30, 2022	December 31, 2021
Raw materials	$1,471	$1,477
Work in progress – cultivated cannabis	3,331	1,241
Work in progress – harvested cannabis and extracts	466	1,070
Finished goods – cannabis extracts	10,640	11,432
Finished goods – other	745	188
Total	$16,653	$15,408

During the three and nine months ended September 30, 2022, the Company recorded inventory provisions for approximately $1,696 and $3,822, respectively, to cost of sales to write-down obsolete inventories. During the three and nine months ended September 30, 2021, the Company recorded inventory provisions for approximately $693 and $1,496, respectively, to cost of

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
sales to write-down obsolete inventory.

The Company also has inventory consignment agreements in which revenue is recognized at a point in time, when the customer or distributors sells finished products from consignment inventory. Delivery and transfer of control occur at that point, when title and risk of loss transfers and the customer or distributor becomes obligated to pay for the products pulled from consigned inventory. As of September 30, 2022 and December 31, 2021, the Company had $196 and $66, respectively in consignment inventory.

6. PREPAID, DEPOSITS AND OTHER RECEIVABLES
Prepaid, deposits and other receivables are comprised of the following items as of the periods presented:

	September 30, 2022	December 31, 2021
Prepaid expenses	$1,597	$935
Indirect tax receivable	1,841	2,322
Deposits	51	47
Other receivable and advances	206	1,760
Total	$3,695	$5,064
Prepaid expenses and deposits represent amounts paid upfront to vendors for director and officer's insurance, security deposits and supplies.

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

In accordance with the seed investment agreement, in September 2019, the Company made an additional investment of approximately EUR 650, or approximately $722, for 2,138 shares in Cansativa, thereby increasing its equity ownership to 16.6% of the book value of Cansativa’s net assets of approximately EUR 1,233, and approximately EUR 1,122 of equity method goodwill as Cansativa was still in the process of getting the licenses and expanding its operations. As of September 30, 2020, the balance of Tranche 2 option expired un-exercised and as a result the Company recognized a loss on investment of approximately $370 in its Statement of Operations and the carrying value of the Tranche 2 option was reduced to nil.

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

In April 2022, the Company sold 1,586 shares in Cansativa to an unrelated third-party for approximately EUR 2,300. Additionally Cansativa issued 10,184 series B and 992 ESOP shares. As a result, the Company's equity ownership of Cansativa, on a fully diluted basis, decreased from 14.22% to 7.6% of the book value of Cansativa net assets. Furthermore, the Company relinquished the board seat, indicating that the Company's influence was no longer "significant", to which the equity method of accounting was applicable. Going forward, the Company will account for this investment under ASC 321, Investments – Equity Securities. The Company will utilize the practical expedient under ASC 321 as the investment does not qualify for the practical expedient under ASC 820 and there is no readily determinable fair value for these privately held shares of Cansativa on a recurring basis.
At the time of the sale, the Company compared the transaction value of the shares sold to the carrying value of shares sold and recognized a gain of $1,983. Immediately following the sale, the Company then remeasured its retained interest which resulted in an additional gain of $4,868. As a result, a total of $6,851 is recorded in other income in the Consolidated Statements of Operations during the quarter ending June 30, 2022. Using the measurement alternative, as defined in ASC 321, the Company will remeasure the value of its retained interest if and when additional sales of Cansativa shares occur with third parties.

For the three months ended September 30, 2022 and 2021, the Company's share from the investment were $nil and net losses of $14, respectively. For the nine months ended September 30, 2022 and 2021, the Company's share from the investment were net losses of $64 and $39, respectively.
8. INTANGIBLE ASSETS, NET

The Company had acquired cannabis-related licenses as part of a business combination in 2018, with a gross value of approximately $19,000, which have indefinite useful lives as they are expected to generate economic benefit to the Company in perpetuity. In addition, as part of the Herbal Brand acquisition in 2019, the Company acquired finite-lived intangible assets with a gross value of approximately $7,075. During the three months ended September 30, 2022 and 2021 the Company recorded approximately $191 and $191, respectively, of amortization related to its finite-lived intangible assets. During the nine months ended September 30, 2022 and 2021 the Company recorded approximately $573 and $972, respectively, of amortization related to its finite-lived intangible assets.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following tables present details of the Company’s total intangible assets as of September 30, 2022 and December 31, 2021. The value of product formulation intangible asset is included in the value of Brand:

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0.0
Customer relationships	1,000	624	376	3.2
Customer list	650	444	206	1.6
Brand	4,500	1,537	2,963	6.6
Total finite-lived intangible assets	$7,075	$3,530	$3,545

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Licenses-impairment	(19,000)	N/A	(19,000)
Total indefinite-lived intangible assets	$—	N/A	$—

Total intangible assets	$7,075	$3,530	$3,545

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0.0
Customer relationships	1,000	487	513	3.4
Customer list	650	346	304	2.3
Brand	4,500	1,200	3,300	7.3
Total finite-lived intangible assets	$7,075	$2,958	$4,117

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Total intangible assets	$26,075	$2,958	$23,117

Impairment Testing - Finite-Lived Intangibles

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company performs its annual impairment test as of December 31 of each year. As part of the review, the Company will perform a qualitative assessment to determine whether indicators of impairment existed, along with considering, among other factors, the financial performance, industry conditions, as well as microeconomic developments. The Company also reviews intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of its intangibles may not be recoverable. After the close of each interim quarter, management assesses whether any indicators of impairment exist requiring the Company to perform an interim goodwill and other intangible assets impairment analysis.

Impairment Testing - Indefinite-Lived Intangibles

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Due to the continued decline in the Company’s stock price and the current year’s projected revenues falling behind target, the Company performed an interim impairment assessment on its indefinite-lived intangible assets, consisting of cannabis related licenses for its Colombian operations. Utilizing a discounted cash flow model with a weighted average cost of capital (“WACC”) of 22%, the Company performed the assessment and recognized an impairment charge of $19,000, offset with the related deferred tax liability write-off of $6,650 for the three and nine months ended September 30, 2022.

2021 Impairment Testing

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

For the three and nine months ended September 30, 2021, no impairment was recognized related to the carrying value of any of the Company’s finite or indefinite-lived intangible assets.

Amortization Expense

The following table reflects the estimated future amortization expense for each period presented for the Company’s finite-lived intangible assets as of September 30, 2022:

Estimated Amortization Expense
2022	$221
2023	715
2024	542
2025	542
2026	482
Thereafter	1,043
Total	$3,545

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

10. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Land	$5,065	$5,065
Building & warehouse	16,375	13,381
Laboratory equipment	6,399	6,295
Agricultural equipment	2,467	2,404
Computer equipment	1,725	1,681
Furniture & appliances	829	852
Construction in progress (a)	2,769	5,709
Other	1,246	1,247
Property, plant and equipment, gross	36,875	36,634
Less: accumulated depreciation	(7,879)	(5,702)
Property, plant and equipment, net	$28,996	$30,932
(a) Construction in progress primarily relates to on-going construction of the Company's Colombian and Portugal facilities
11. DEBT

	September 30, 2022	December 31, 2021
Convertible Notes due 2024, current portion (a)	$—	$16,559
Herbal Brands Loan due May 2023, current portion	—	470
Other loans and borrowings, current portion	520	479
Total debt, current portion	$520	$17,508
Convertible notes due 2024	—	1,140
Herbal Brands Loan due May 2023 (b)	—	4,760
Other loans and borrowings, net	1,383	1,687
Total debt, long term	$1,383	$7,587
Ending balance	$1,903	$25,095
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

In May 2022, the Company fully repaid the Herbal Brands Loan in the amount of approximately $5,642, including interest and fees, in full satisfaction of Herbal Brands' obligations under the Loan and Security Agreement. As a result of the full repayment of the Herbal Brand Loan, the Company recorded the remaining amortization balance of the Rock Cliff Warrants within interest and amortization of debt issuance cost" in the condensed consolidated statement of operations.
For the three months ended September 30, 2022 and 2021, the Company recognized interest expense of approximately nil and $174, respectively, from the Herbal Brands Loan and repaid principal of approximately $5,642 and $269, respectively, of the Herbal Brands Loan in accordance with the terms of the loan agreement.
For the nine months ended September 30, 2022 and 2021, the Company recognized interest expense of approximately $715 and $564, respectively, from the Herbal Brands Loan and repaid principal of approximately $5,642 and $1,376, respectively, of the Herbal Brands Loan in accordance with the terms of the loan agreement.

As of September 30, 2022, there was no outstanding principal balance, including interest, of the Herbal Brands Loan.

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
The Company repaid principal of $16,719 and accrued interest of $27, for a total amount of $16,746, of the 2024 Convertible Note during the nine months ended September 30, 2022.
During the nine months ended September 30, 2022, the Company issued a total of 1,507,000 common shares upon debt conversion to the noteholder of $3,363 aggregate principal amount.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
As of September 30, 2022, there was no outstanding principal balance, including interest, of the 2024 Convertible Note payable.

Other Borrowings

Portugal Debt

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed €1,000 ($1,213) (the "Portugal Debt"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Debt pays interest quarterly at a rate of Euribor plus 3 percentage points. This loan is secured by our mortgaged asset.

For the three months ended September 30, 2022 and 2021, the Company recognized interest expense of approximately €7 ($7) and nil, respectively, and repaid principal of approximately €63 ($63) and nil, respectively, of the Portugal Debt in accordance with the terms of the loan agreement. For the nine months ended September 30, 2022 and 2021, the Company recognized interest expense of approximately €22 ($24) and nil, respectively, and repaid principal of approximately €188 ($200) and nil, respectively, of the Portugal Debt in accordance with the terms of the loan agreement. The outstanding principal balance of the Portugal Debt as of September 30, 2022 and December 31, 2021 was €813 ($1,013) and €1,000 ($1,213), respectively.

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

For the three months ended September 30, 2022 and 2021, the Company recognized interest expense of approximately COP$7,809 ($2) and nil, respectively, and repaid principal of approximately COP$306,822 ($69) and nil, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized interest expense of approximately COP$259,144 ($67) and nil respectively, and repaid principal of approximately COP$875,664 ($213) and nil, respectively. The outstanding principal balance of the Colombia Debt as of September 30, 2022 and December 31, 2021 was COP$4,035,296 ($890) and COP$4,592,095 ($1,153), respectively.

12. CAPITAL STOCK
Common Shares

As of September 30, 2022 and December 31, 2021, a total of 43,571,444 and 26,605,797 common shares were issued and outstanding, respectively. The increase in share count was primarily the result of shares issuance under the ATM. See Equity Distribution Agreement disclosed below.

In April 2022, the Company fully repaid its 2024 Convertible Note with accrued interest. In connection with the convertible note purchase agreement, the Company issued a total of 1,507,000, shares of common stock upon debt conversion to the noteholder as of September 30, 2022. For more information, refer to Note 11 to our interim financial statements for the period ended of September 30, 2022.

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

For the three months ended September 30, 2022, the Company had issued and sold 3,947,198 shares pursuant to the ATM offering, for aggregate net proceeds of $4,118, which consisted of gross proceeds of $4,286 and $168 equity issuance costs.

For the nine months ended September 30, 2022, the Company had issued and sold a total of 14,994,765 shares pursuant to the ATM offering, for aggregate net proceeds of $26,341, which consisted of gross proceeds of $27,686 less $1,345 of equity issuance costs.

Warrants

As of September 30, 2022, excluding the Rock Cliff warrants, the Company had 12,877,361 of its public warrants classified as a component of equity and 4,900,000 of its private warrants recognized as liability. Each warrant entitles the holder to purchase one common share at an exercise price of $11.50 per share commencing 30 days after the closing of the Business Combination and will expire on December 18, 2025, at 5:00 p.m., New York City time, or earlier upon redemption. Once the warrants are exercisable, the Company may redeem the outstanding public warrants at a price of $0.01 per warrant if the last reported sales price of the Company’s common shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders. The private warrants were issued in the same form as the public warrants, but they (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis at the holder’s option, in either case as long as they are held by the initial purchasers or their permitted transferees (as defined in the warrant agreement). Once a private warrant is transferred to a holder other than an affiliate or permitted transferee, it is treated as a public warrant for all purposes. The terms of the warrants may be amended in a manner that may be adverse to holders with the approval of the holders of at least a majority 50.1% of the then outstanding warrants.

In accordance to ASC 815, certain provisions of private warrants that do not meet the criteria for equity treatment are recorded as liabilities with the offset to additional paid-in capital and are measured at fair value at inception and at each reporting period in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

As of September 30, 2022, the Company performed a valuation of the private warrants and as a result recorded a net gain on remeasurement for the three and nine months ended September 30, 2022, of approximately $196 and $2,009, respectively, in its consolidated statement of operations.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
As of September 30, 2021, the Company performed a valuation of the private warrants and as a result recorded, in the consolidated statement of operations, a net gain on remeasurement for the three months and nine months ended September 30, 2021 of approximately $9,065 and $5,390, respectively, in its consolidated statement of operations.
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

In May 2022, the Company fully repaid the Herbal Brands Loan in the amount of approximately $5,642, including interest and fees, in full satisfaction of Herbal Brands' obligations under the Loan and Security Agreement. As a result of the full repayment of the Herbal Brand Loan, the Company recorded the remaining amortization balance of the Rock Cliff Warrants within interest and amortization of debt issuance cost in the consolidated statement of operation as of June 30, 2022.
During the three and nine months ended September 30, 2022, the Company amortized $nil and $200, respectively, to interest expense.

During the three and nine months ended September 30, 2021, the Company amortized $38 and $113, respectively, to interest expense.

13. GENERAL AND ADMINISTRATION
The components of general and administrative expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Salaries and benefits	$3,280	$3,838	$11,685	$10,824
Office and administration	1,201	1,356	3,561	3,822
Professional fees	517	858	3,596	4,665
Share based compensation	958	3,264	2,606	8,137
Rent	257	337	1,047	994
Other (a)	(126)	963	(134)	939
Total	$6,087	$10,616	$22,361	$29,381
(a) For the three and nine months ended September 30, 2021, the Company reclassified $454 and $1,037, respectively, research and development ("R&D") expenses, reported in the previous periods in other general & administrative expense to R&D expense, as presented on the Consolidated Statement of Operations, to conform to the current period presentation.

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

Reduction-in-workforce - The Company approved plans to reduce its workforce in various departments across multiple geographies to effectively align its resources and manage operating costs, which resulted in a total charge of approximately $1,235 of severance costs for the three months ended March 31, 2022 related to the workforce reductions. As of September 30, 2022, the Company paid $473 and reversed $217 of the total $1,235 of severance costs. At September 30, 2022, the balance of $546 of accrued termination related costs remained outstanding as part of "Other long-term liabilities" on our consolidated statement of financial position.

15. SHARE-BASED COMPENSATION

Stock-Based Compensation Plans

The Company's 2018 Equity Incentive Plan, 2020 Equity Incentive Plan and Earnout Plan are described in the Company's 2021 Form 10-K.

Share-Based Compensation Expense

The following table summarizes the Company's share-based compensation expense for each of its awards, included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Share-based compensation award type:
Stock Options	$66	$283	$336	$1,005
RSUs	892	2,981	2,270	7,132
Total Shared Based Compensation Expense	$958	$3,264	2,606	8,137

The Company recognized share-based compensation expense in general and administrative expense.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Stock Options

The following table is a summary of options activity for the Company’s equity incentive plans for the nine months ended September 30, 2022:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as at December 31, 2021	784,193	$5.91	3.68	$—
Granted	23,114	2.16	7.25	—
Exercised	(158,882)	0.24	—	$130
Forfeited	(54,427)	7.54	—	—
Expired	(158,104)	5.91	—	—
Balance as of September 30, 2022	435,894	$7.21	2.71	$—
Vested and expected to vest as of September 30, 2022	425,361	$7.13	2.74	$—
Vested and exercisable as of September 30, 2022	318,079	$6.81	2.15	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for all stock options that had exercise prices lower than the fair value of the Company’s common shares.

The weighted-average grant-date fair value per share of stock-options granted during the nine months ended September 30, 2022 and 2021 was $1.95 and $9.97, respectively.

The share-based compensation expense related to unvested stock options awards not yet recognized as of September 30, 2022 and December 31, 2021, was $561 and $1,414, respectively, which is expected to be recognized over a weighted average period of 1.2 and 1.4 years, respectively.

Restricted Share Units
Time-based Restricted Share Units
The fair value for time-based RSUs is based on the closing price of the Company’s common shares on the grant date.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table summarizes the changes in the Company’s time-based restricted share unit activity during the nine months ended September 30, 2022:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2021	502,701	$10.93
Granted	2,004,324	2.53
Vested	(276,921)	9.19
Canceled/forfeited	(648,385)	3.44
Non-vested as of September 30, 2022	1,581,719	$3.66

Market-based Restricted Share Units

The Company has previously granted RSUs with both a market condition and a service condition (market-based RSUs) to the Company’s employees. No such market-based RSUs were granted during the nine months ended September 30, 2022. The market-based condition for these awards requires that (i) the Company’s common shares maintain a closing price equal to or greater than $12.50 for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2022 (which condition was met on March 16, 2021) or (ii) the Company's common shares maintain a closing price equal to or greater than $15.00 for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2024. Provided that the market-based condition is satisfied, and the respective employee remains employed by the Company, the market-based restricted share units will vest in four equal annual installments on the applicable vesting date.

The following table presents the weighted-average assumptions used in the Monte Carlo simulation model to determine the fair value of the market-based restricted share units granted in the nine months ended September 30, 2022:

Weighted Average Assumptions
Grant date share price	$2.53
Risk-free interest rate	1.6%
Expected dividend yield	0.0%
Expected volatility	75%
Expected life (in years)	2.54 - 2.36

The following table summarizes the changes in the Company’s market-based restricted share unit activity during the nine months ended September 30, 2022:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2021	1,073,331	$12.94
Granted	—	—
Vested	(35,268)	13.91
Canceled/forfeited	(305,955)	12.84
Non-vested as of September 30, 2022	732,108	$12.93

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

Disaggregation of Revenue
Refer to Note 17 Segment Reporting to our interim financial statements for the period ended of September 30, 2022 for disaggregation of revenue data.

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

As of September 30, 2022, the Company's deferred revenue, included in current liabilities was $1,280. The Company had no deferred revenue, included in non-current liabilities as of September 30, 2022.
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
As of September 30, 2022, the Company’s operations were organized in the following two reportable segments:
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

The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment Net Sales:
Cannabinoid	$979	$875	$4,269	$2,131
Non-Cannabinoid	2,326	3,156	8,917	9,049
Total net sales	3,305	4,031	13,186	11,180

Segment Profit (Loss):
Cannabinoid	$(4,395)	$(4,391)	$(17,421)	$(10,859)
Non-Cannabinoid	95	551	1,109	1,797
Total segment loss	$(4,300)	$(3,840)	$(16,312)	$(9,062)

Reconciliation:
Total segment loss	$(4,300)	$(3,840)	$(16,312)	$(9,062)
Unallocated corporate expenses	(1,425)	(2,243)	(6,802)	(8,416)
Non-cash share-based compensation	(958)	(3,264)	(2,606)	(8,137)
Depreciation and amortization	(508)	(337)	(1,562)	(1,440)
Intangible asset impairment	(19,000)	—	(19,000)	—
Loss from operations	$(26,191)	$(9,684)	$(46,282)	$(27,055)

Loss (gain) on debt extinguishment, net	—	(3,375)	2,263	(3,375)
Gain on remeasurement of warrant liability	(196)	(9,065)	(2,009)	(5,390)
Gain on investment	—	—	(6,851)	—
Foreign exchange loss	768	298	1,420	1,137
Interest (income) expense and amortization of debt issuance cost	(51)	485	2,719	2,383
Other expense (income), net	101	964	111	(123)
(Loss) Income before income tax	$(26,813)	$1,009	$(43,935)	$(21,687)

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table disaggregates the Company’s revenue by channel for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Mass retail	$2,008	$1,958	$7,243	$5,567
Distributors	927	1,650	4,250	4,330
Specialty, health and other retail	282	277	1,234	852
E-commerce	88	146	459	431
Total	$3,305	$4,031	$13,186	$11,180

The following table represents the Company's revenues attributed to countries based on location of customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$2,228	$3,130	$8,736	$9,022
Israel	116	$226	$1,139	$424
Australia	333	501	1,017	1,141
Brazil	249	1	1,169	147
Germany	360	25	912	25
Other	19	148	213	421
Total	$3,305	$4,031	$13,186	$11,180
During the nine months ended September 30, 2022 and 2021, the majority of the Company's net sales for the non-cannabinoid segment were in the U.S., with approximately $8.7 million of non-cannabinoid net sales.

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2022	2021	2022	2021	2022	2021
Customer A	*	*	*	*	24%	*
Customer B (a)	17%	15%	12%	17%	10%	25%
Customer C (b)	*	*	*	*	20%	18%
Customer E (b)	*	*	*	*	13%	*
* denotes less than 10%

(a) net sales attributed are reflected in the non-cannabinoid segments
(b) net sales attributed are reflected in the cannabinoid segments

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	September 30, 2022	December 31, 2021
Long-lived assets
Colombia	$16,722	$18,950
Portugal	12,087	11,733
Other(a)	187	249
Total	$28,996	$30,932
(a)“Other” includes long-lived assets primarily in the U.S.
Long-lived assets consist of the Company's property plant and equipment assets.

18. NET (LOSS) INCOME PER SHARE
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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) Income	$(20,163)	$995	$(37,349)	$(21,726)

Denominator:
Weighted-average common shares outstanding - basic and diluted	42,222,564	25,755,972	36,633,222	25,466,404

Net (loss) income per common share- basic and diluted	$(0.48)	$0.04	$(1.02)	$(0.85)

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The Company excluded the following potential common shares, presented based on amounts outstanding as of September 30, 2022 and 2021, from the computation of diluted net loss per share attributable to common shareholders because including them would have had an anti-dilutive effect:

	September 30, 2022	September 30, 2021

Common stock warrants	17,840,951	17,840,951
SAMA earnout shares	570,211	570,211
Stock options	435,894	792,646
Unvested restricted share units	2,313,827	1,846,670
Total	21,160,883	21,050,478

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

	Financial Statement Classification	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease costs:
Operating lease costs-Fixed	General and administrative	$238	$1,026
Operating lease costs-Variable	General and administrative	$39	$61
Short term lease costs	General and administrative	$38	$139
Sub-lease income	General and administrative	$(59)	$(179)
Operating lease costs	Inventory	$154	$154
Total lease costs		$410	$1,201
The table above includes amounts relating to the Company's lease costs, which includes net costs recognized in our operating expenses during the period, including amounts capitalized as part of the costs of Inventory, in accordance to ASC 330. Variable

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three and nine months ended September 30, 2022, cash paid for amounts associated with our operating lease liabilities were approximately $457 and $1,354, respectively, which were classified as operating activities in the consolidated statement of cash flows.

The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of September 30, 2022:

Leases and a reconciliation to the operating lease liabilities as of September 30, 2022
Remainder of Year 2022	$474
2023	1,487
2024	832
2025	281
2026	131
Thereafter	213
Total future fixed operating lease payments	$3,418

Less: Imputed interest	$421
Total operating lease liabilities	$2,997

Weighted-average remaining lease term - operating leases	2.79
Weighted-average discount rate - operating leases	9.2%

Due to our election to apply the effective date method of adoption for ASC 842, we have included the following additional disclosure under our historical lease accounting under ASC 840.

As of December 31, 2021, future minimum lease payments under non-cancelable operating lease were as follows

Lease Commitments
2022	$1,910
2023	1,562
2024	845
2025	337
2026	152
Thereafter	286
Total	$5,092

20. SUBSEQUENT EVENTS

No events have occurred subsequent to the balance sheet date and through the date of this filing that would require adjustment to or disclosure in the financial statements.

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
The following table presents select operational and financial information of the Cannabinoid segment for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,
Operational information:	2022	2021 (d)	Change
(In $000s, except kilogram and per gram data)
Kilograms (dry flower) harvested (a)	1,936	17,304	(15,368)	(89)%
Costs to produce (b)	$2,195	$2,597	$(402)	(15)%
Costs to produce per gram	$1.13	$0.15	$0.98	N/M

Selected financial information:
Revenue	$979	$875	$104	12%
Kilograms sold (c)	758	2,687	(1,929)	(72)%
Revenue per grams sold	$1.29	$0.33	$0.97	291%
N/M: Not a meaningful percentage

	Nine Months Ended September 30,
Operational information:	2022	2021 (d)	Change
(In $000s, except kilogram and per gram data)
Kilograms (dry flower) harvested (a)	10,531	44,327	(33,796)	(76)%
Costs to produce (b)	$7,610	$7,582	$28	—%
Costs to produce per gram	$0.72	$0.17	$0.55	322%

Selected financial information:
Revenue	$4,269	$2,131	$2,138	100%
Kilograms sold (c)	6,942	7,564	(622)	(8)%
Revenue per grams sold	$0.61	$0.28	$0.33	118%
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
During the three months ended September 30, 2022 and 2021 we sold 758 and 2,687 kilograms, respectively, of dry flower equivalent. For the three months ended September 30, 2022, our Cannabinoid segment sales were primarily in Australia, Germany and Brazil. The decrease in sale of dry flower equivalent for the Cannabinoid segment was primarily due the seasonality of our sales.
During the nine months ended September 30, 2022 and 2021 we sold 6,942 and 7,564 kilograms, respectively, of dry flower equivalent. For the nine months ended September 30, 2022, our Cannabinoid segment sales were primarily in Australia, Israel, Germany and Brazil. The decrease in sale of dry flower equivalent for the Cannabinoid segment was primarily due to seasonality of our sales.

We harvested 1,936 kilograms of cannabinoids in the three months ended September 30, 2022, as compared to 17,304 kilograms in the three months ended September 30, 2021. The decrease was attributable to a decrease in our planned production capacity at our Colombia and Portugal facilities to manage inventory levels.

We harvested 10,531 kilograms of cannabinoids in the nine months ended September 30, 2022, as compared to 44,327 kilograms in the nine months ended September 30, 2021. The decrease was primarily attributable to a decrease in our planned productions capacity at our Colombia and Portugal facilities to manage inventory levels.

Costs to produce were approximately $1.13 per gram of dry flower equivalent for the three months ended September 30, 2022, as compared to $0.15 per gram of dry flower equivalent for the three months ended September 30, 2021. The increase was primarily driven by our significantly reduced agricultural output in Colombia and Portugal and continued extraction processing costs on current inventory in Colombia, as well as expenses associated with our ramping cultivation capacity in Portugal.

Costs to produce were approximately $0.72 per gram of dry flower equivalent for the nine months ended September 30, 2022, as compared to $0.17 per gram of dry flower equivalent for the nine months ended September 30, 2021. The increase was primarily driven by our significantly reduced agricultural output in Colombia and continued extraction processing costs on current inventory in Colombia, as well as expenses associated with our ramping cultivation capacity in Portugal.
Recent Developments

Portugal EU-GMP Certification

In November 2022, the Company was granted EU-GMP certification by the Portuguese Health Authority (INFARMED, I.P.), for our post-harvest facility in Portugal, to manufacture dried cannabis flower as an active pharmaceutical ingredient and as finished product. The EU-GMP certification is required for the registration and marketing of medicinal cannabis products in Europe and represents an important step toward broadening the Company's ability to reach European patients with its own products. Additionally, the certification will bolster the Company's commitment to supporting other cannabis companies in the region by providing a platform for achieving the necessary GMP standard for expansion into the European market.

Bid Price Deficiency
On September 29, 2022, Company received a notice (the “Notice”) from the Listing Qualifications department of Nasdaq notifying the Company that, based upon the closing bid price of the Company’s common shares for the 30 consecutive business day period between August 17, 2022 through September 28, 2022, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The Notice also indicated that the Company may be granted an additional 180 calendar days, or until March 28, 2023 (the “Compliance Period”), to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common shares must maintain a minimum closing bid price of at least $1.00 for a minimum of ten consecutive business days during the Compliance Period. As noted above, in the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse share split, if necessary. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq’s staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s common shares will be subject to delisting.

The Company is actively monitoring the bid price for its common shares and will consider available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement

Licensing Requirement - Decree 811

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

For the three months ended September 30, 2022, the Company had issued and sold 3,947,198 shares pursuant to the ATM offering, for aggregate net proceeds $4,118, which consisted of gross proceeds of $4,286 and $168 equity issuance costs.

For the nine months ended September 30, 2022, the Company had issued and sold a total of 14,994,765 shares pursuant to the ATM offering, for aggregate net proceeds of 26,341, which consisted of gross proceeds of $27,686 and $1,345 equity issuance costs.

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

Results of Operations

Three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021

Consolidated Statements of Operations
(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$3,305	$4,031	$13,186	$11,180
Cost of sales	(3,025)	(2,100)	(9,564)	(5,341)
Gross Profit	280	1,931	3,622	5,839

Expenses
General and administrative expenses	6,087	10,616	22,361	29,381
Sales and marketing expenses	615	208	2,076	1,036
Research and development	343	454	1,114	1,037
Restructuring expenses	(82)	—	3,791	—
Intangible asset impairment	19,000	—	19,000	—
Depreciation and amortization expenses	508	337	1,562	1,440
Total expenses	26,471	11,615	49,904	32,894

Loss from operations	(26,191)	(9,684)	(46,282)	(27,055)

Other Expense (Income), net
Interest (income) expense and amortization of debt issuance cost	(51)	485	2,719	2,383
Gain on remeasurement of warrant liability	(196)	(9,065)	(2,009)	(5,390)
Gain on investment	—	—	(6,851)	—
Loss (gain) on debt extinguishment, net	—	(3,375)	2,263	(3,375)
Foreign exchange loss	768	298	1,420	1,137
Other expense (income), net	101	964	111	(123)
Total other (income) expenses, net	622	(10,693)	(2,347)	(5,368)

(Loss) Income before income tax	$(26,813)	$1,009	$(43,935)	$(21,687)

Deferred income tax (recovery)	(6,650)	—	(6,650)	—
Equity investments share of loss	—	14	64	39
Net (loss) income	$(20,163)	$995	$(37,349)	$(21,726)

Revenue by Channel
(In thousands of U.S. dollars)
The following table provides our revenue by channel for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Mass retail	$2,008	$1,958	$7,243	$5,567
Distributors	927	1,650	4,250	4,330
Specialty, health and other retail	282	277	1,234	852
E-commerce	88	146	459	431
Total	$3,305	$4,031	$13,186	$11,180

Revenue

Revenue decreased to $3,305 for the three months ended September 30, 2022, as compared to $4,031 for the three months ended September 30, 2021. The decrease was primarily driven by decreased sales our Non-Cannabinoid segment, in part offset by slight increase in our Cannabinoid segment. The decreased sales in our Non-Cannabinoid segment during the three months ended September 30, 2022 was primarily driven by current economic challenges faced by our mass retailers and specialty distributors. The growth in our Cannabinoid segment sales reflects continued expansion of sales activity.

Revenue increased to $13,186 for the nine months ended September 30, 2022, as compared to $11,180 for the nine months ended September 30, 2021. The increase was driven by increased sales in our Cannabinoid segment, in part offset by slight decrease in our Non-Cannabinoid segment. The growth in our Cannabinoid segment sales reflects continued expansion of sales activity and selling more products which have higher margins. The decreased sales in our Non-Cannabinoid segment were driven by current economic challenges faced by our mass retailers and specialty distributors during the three months ended September 30, 2022.

Cost of sales

Cost of sales increased to $3,025 for the three months ended September 30, 2022, as compared to $2,100 for the three months ended September 30, 2021. The increase was due to costs associated with sales from both our Non-Cannabinoid and Cannabinoid segments and increased inventory provisions related to aged, obsolete or unusable inventory, during the three months ended September 30, 2022 as compared to the comparable period in the prior year.

Cost of sales increased to $9,564 for the nine months ended September 30, 2022, as compared to $5,341 for the nine months ended September 30, 2021. The increase was due to costs associated with sales from both our Non-Cannabinoid and Cannabinoid segments and increased inventory provisions related to aged, obsolete or unusable inventory, during the nine months ended September 30, 2022 as compared to the comparable period in the prior year.

Operating expenses
(In thousands of U.S. dollars)

	Three months ended September 30,
	2022	2021	Change
General and administrative expenses	$6,087	$10,616	$(4,529)	(43)%
Sales and marketing expenses	615	208	$407	196%
Research and development	343	454	$(111)	(24)%
Restructuring expenses	(82)	—	$(82)	N/A
Intangible asset impairment	19,000	—	$19,000	N/A
Depreciation and amortization expenses	508	337	$171	51%
Total operating expenses	$26,471	$11,615

(As a percentage of revenue)
General and administrative expenses	184%	263%
Sales and marketing expenses	19%	5%
Research and development	10%	11%
Restructuring expenses	(2)%	—%
Depreciation and amortization expenses	15%	8%
Total operating expenses	801%	288%
N/M: Not a meaningful percentage

	Nine Months Ended September 30,
	2022	2021	Change
General and administrative expenses	$22,361	$29,381	$(7,020)	(24)%
Sales and marketing expenses	2,076	1,036	$1,040	100%
Research and development	1,114	1,037	$77	7%
Restructuring expenses	3,791	—	$3,791	N/A
Intangible asset impairment	19,000	—	$19,000	N/A
Depreciation and amortization expenses	1,562	1,440	$122	8%
Total operating expenses	$49,904	$32,894

(As a percentage of revenue)
General and administrative expenses	170%	263%
Sales and marketing expenses	16%	9%
Research and development	8%	9%
Restructuring expenses	29%	—%
Depreciation and amortization expenses	12%	13%
Total operating expenses	378%	294%
N/M: Not a meaningful percentage
Three months ended September 30, 2022 compared to three months ended September 30, 2021
General and administrative. General and administrative expenses decreased to $6,087 for the three months ended September 30, 2022, as compared to $10,616 for the three months ended September 30, 2021, primarily due to the decrease in share-based compensation along with other cost cutting measures including reduced payroll related expenses.

Sales and marketing. Sales and marketing expenses increased to $615 for the three months ended September 30, 2022, as compared to $208 for the three months ended September 30, 2021. The increase in spending was related to cannabinoid segment, combined with easing of cost controls measures imposed in the comparable prior year period to address the impact of the COVID-19 pandemic.

Research and development. Research and development expenses decreased to $343 for the three months ended September 30, 2022 as compared to $454 for the three months ended September 30, 2021. The decrease is primarily related R&D employee payroll expenses as a result of the Company's restructuring initiative in the first half of year 2022.

Restructuring. We have been reviewing, planning and implementing various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and optimizing our business model. As part of this process, we recorded a restructuring charge of approximately $4,008 related to asset write off, severances, and other related costs for the three months ended March 31, 2022. For the three months ended September 30, 2022 we reversed approximately $82 of accrued charges and no additional restructuring charges were recognized during the three months ended September 30, 2022.

Intangible asset impairment. During the three months ended September 30, 2022, we recognized an impairment charge of $19,000 related to Colombian cannabis-related licenses. This impairment charge was partially offset with related deferred tax liability write-off of $6,650. The intangible asset impairment was related to the carrying value of the cannabis-related licenses intangible assets was not recoverable based on the excess of the carrying value of the asset group over the undiscounted future cash flow. For more information, see Note 8 to our interim financial statements for the three months ended September 30, 2022 included in this Form 10-Q.

Depreciation and amortization. Depreciation and amortization expenses increased to $508 for the three months ended September 30, 2022, from $337 for the three months ended September 30, 2021. The increase is mainly associated with the increased fixed asset depreciation due to capital expenditures for expansion of our cultivation and extraction assets in Portugal.
Nine Months Ended September 30, 2022 compared to nine months ended September 30, 2021
General and administrative. General and administrative expenses decreased to $22,361 for the nine months ended September 30, 2022, as compared to $29,381 for the nine months ended September 30, 2021, primarily due to the decrease in share-based compensation along with other cost cutting measures including reduced payroll related expenses, in part offset by increase in payroll related costs due to idle capacity.

Sales and marketing. Sales and marketing expenses increased to $2,076 for the nine months ended September 30, 2022, as compared to $1,036 for the nine months ended September 30, 2021. The increase in spending was related to cannabinoid segment, combined with easing of cost controls measures imposed in the comparable prior year period to address the impact of the COVID-19 pandemic.

Research and development. Research and development expenses increased to $1,114 for the nine months ended September 30, 2022 as compared to $1,037 for the nine months ended September 30, 2021. The increase is primarily due to research and development activities related to our cannabinoid products development.

Restructuring. We have been reviewing, planning and implementing various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and optimizing our business model. As part of this process, we recorded a restructuring charge of approximately $4,008 related to asset write off, severances, and other related costs during the three months ended March 31, 2022. As of September 30, 2022, we reversed approximately $217 of accrued charges and no additional restructuring charges.
Intangible asset impairment. During the nine months ended September 30, 2022, we recognized intangible asset impairment charge of $19,000 related to Colombian cannabis-related licenses. This impairment charge was partially offset with related deferred tax liability write-off of $6,650. The intangible asset impairment was related to the carrying value of the cannabis-related licenses intangible assets was not recoverable based on the excess of the carrying value of the asset group over the undiscounted future cash flow. For more information, see Note 8 to our interim financial statements for the three months ended September 30, 2022 included in this Form 10-Q
Depreciation and amortization. Depreciation and amortization expenses increased to $1,562 for the nine months ended September 30, 2022, from $1,440 for the nine months ended September 30, 2021. The increase is mainly associated with the increased fixed asset depreciation due to capital expenditures for expansion of our cultivation and extraction assets in Portugal, partially offset by lower amortization costs recognized during nine months ended September 30, 2022 as compared to the comparable prior year period. The decrease in amortization costs recognized was due to the acceleration of the period over which the useful life of the GNC intangible asset was amortized, which was fully amortized as of June 30, 2021.
Non-operating income and expenses
(In thousands of U.S. dollars)

	Three months ended September 30,
	2022	2021	Change
Interest (income) expense and amortization of debt issuance cost	$(51)	$485	$(536)	(111)%
Gain on remeasurement of warrant liability	(196)	(9,065)	8,869	(98)%
Gain on investment	—	—	—	N/M
Loss (gain) on debt extinguishment, net	—	(3,375)	3,375	N/A
Foreign exchange loss	768	298	470	158%
Other expense (income), net	101	964	(863)	(90)%
Total	$622	$(10,693)	$11,315	(106)%
N/M: Not a meaningful percentage

	Nine Months Ended September 30,
	2022	2021	Change
Interest and amortization of debt issuance cost	$2,719	$2,383	$336	14%
(Gain) loss on remeasurement of warrant liability	(2,009)	(5,390)	3,381	(63)%
Gain on investment	(6,851)	—	(6,851)	N/A
Loss (gain) on debt extinguishment, net	2,263	(3,375)	5,638	N/A
Foreign exchange loss	1,420	1,137	283	25%
Other income, net	111	(123)	234	(190)%
Total	$(2,347)	$(5,368)	$3,021	(56)%
N/M: Not a meaningful percentage

Three months ended September 30, 2022 compared to three months ended September 30, 2021
Interest expense, net and amortization of debt issuance cost, net. For the three months ended September 30, 2022, the Company had interest income, net for the amount of $51 as compared to $485 interest expense net of amortization of debt issuance cost for the three months ended September 30, 2021. The interest expense net of amortization of debt issuance costs for the three months ended September 30, 2021 was associated with the 2022 Convertible Note and Herbal Brands loan in the prior year period, which were fully paid as of June 30, 2022.
Gain on remeasurement of warrant liability. Gain on remeasurement of warrant liability was $196 for the three months ended September 30, 2022, as compared to a gain of $9,065 for the three months ended September 30, 2021. The gains are directly attributable to the remeasurement of the warrant liability as of September 30, 2022 and September 30, 2021, respectively, due to the change in the underlying value related to the private warrants during those periods.

Foreign exchange loss. The impact of foreign exchange for the three months ended September 30, 2022 was a loss of $768, as compared to a loss of $298 for the three months ended September 30, 2021. The foreign exchange losses for the three months ended September 30, 2022, were primarily driven by the currency fluctuations of the Euro versus the U.S. Dollar.
Other income. Other (income) expenses, net includes items not individually material to our consolidated financial statements.

Nine Months Ended September 30, 2022 compared to nine months ended September 30, 2021
Interest and amortization of debt issuance cost, net. Interest and amortization of debt issuance cost, net for the nine months ended September 30, 2022 increased to $2,719, as compared to $2,383 for the nine months ended September 30, 2021. The increase was primarily due to writing off of debt discount costs recognized in connection with the beneficial conversion factor related to the 2024 Convertible Note as the note was fully paid off in the three months ended June 30, 2022, in part offset by interest expense related to the 2022 Convertible Notes, which was fully repaid during the three months ended September 30, 2021.
(Gain) loss on remeasurement of warrant liability. Gain on remeasurement of warrant liability was $2,009 for the nine months ended September 30, 2022, as compared to a gain of $5,390 for the nine months ended September 30, 2021. The gains are directly attributable to the remeasurement of the warrant liability as of September 30, 2022 and September 30, 2021, respectively, due to the change in the underlying value related to the private warrants during those periods.
Gain on investments. Gain on investments for the nine months ended September 30, 2022 was $6,851, as compared to $nil for the nine months ended September 30, 2021. The gain on investments was related to the sale of Cansativa shares to an unrelated third-party and the revaluation of the Company's retained interest of the shares still held.
Loss on debt extinguishment, net. Net loss on debt extinguishment was $2,263 for the nine months ended September 30, 2022 compared to a gain of $3,375 for the nine months ended September 30, 2021. The net loss during the nine months ended September 30, 2022 was primarily related to the debt extinguishment as a result of the amendment of the 2024 Note Purchase Agreement on January 13, 2022. The net gain during the nine months ended September 30, 2021 was primarily due to the extinguishment of debt, in connection with the settlement of the 2022 Convertible Note.
Foreign exchange loss. The impact of foreign exchange for the nine months ended September 30, 2022 was a loss of $1,420, as compared to a loss of $1,137 for the nine months ended September 30, 2021. The foreign exchange losses for the nine months ended September 30, 2022, were primarily driven by the currency fluctuations of the Euro versus the U.S. Dollar.
Other income. Other (income) expenses, net includes items not individually material to our consolidated financial statements.

Operating Results by Business Segment
Our management evaluates segment profit/loss for each of our reportable segments. We define segment profit/loss as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 17 to our interim financial statements for the three months ended September 30, 2022 included in this Form 10-Q.
Revenue by segment
(In thousands of U.S. dollars)

	Three months ended September 30,		Nine Months Ended September 30,
	2022	2021 (a)	2022	2021 (a)
Segment Revenue:
Cannabinoid	$979	$875	$4,269	$2,131
Non-Cannabinoid	2,326	3,156	8,917	9,049
Total revenue	$3,305	$4,031	$13,186	$11,180
______________
(a)The Company reclassified $26 of Non-cannabinoid sales, reported in previous periods in Cannabinoid sales, to conform to the current period presentation.
Cannabinoid. Cannabinoid revenue increased to $979 for the three months ended September 30, 2022, as compared to $875 for the three months ended September 30, 2021. For the nine months ended September 30, 2022, Cannabinoid revenue increased to $4,269 as compared to $2,131 for the nine months ended September 30, 2021. The increase in both periods was driven primarily by key customer contracts maturing and transitioning from preparation to revenue generating phase.
Non-Cannabinoid. Non-Cannabinoid revenue decreased to $2,326 for the three months ended September 30, 2022, as compared to $3,156 the three months ended September 30, 2021. For the nine months ended September 30, 2022, Non-Cannabinoid revenue decreased to $8,917 as compared to $9,049 for the nine months ended September 30, 2021. The decrease in our Non-Cannabinoid segment were driven by current economic challenges faced by our mass retailers and specialty distributors during the three months ended September 30, 2022.
Segment profit/loss
(In thousands of U.S. dollars)

	Three months ended September 30,		Change
	2022	2021	$	%
Segment Profit/(Loss):
Cannabinoid	$(4,395)	$(4,391)	(4)	—%
Non-Cannabinoid	95	551	(456)	(83)%
Total Segment Loss (a)	$(4,300)	$(3,840)	(460)	12%

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Segment Profit/(Loss):
Cannabinoid	$(17,421)	$(10,859)	(6,562)	60%
Non-Cannabinoid	1,109	1,797	(688)	(38)%
Total Segment Loss (a)	$(16,312)	$(9,062)	(7,250)	80%
(a) For a reconciliation of segment (loss) to loss before income taxes see Note 17 to our interim financial statements for the three and nine months ended September 30, 2022, included in this Form 10-Q.

Cannabinoid — Cannabinoid segment loss increased to $4,395 for the three months ended September 30, 2022 compared to a loss of $4,391 for the three months ended September 30, 2021, primarily attributed to increased inventory provisions recognized in the three months ended September 30, 2022 due to aged, obsolete or unusable inventory and increased sales and marketing costs.

Cannabinoid segment loss increased to $17,421 for the nine months ended September 30, 2022 compared to a loss of $10,859 for the nine months ended September 30, 2021, primarily due to the restructuring charges recognized during the three months ended March 31, 2022 as part of our strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and optimize its business model and increased inventory provisions recognized in the nine months ended September 30, 2022 due to aged, obsolete or unusable inventory.
Non-Cannabinoid — Non-Cannabinoid segment profit decreased to $95 for the three months ended September 30, 2022, compared to a profit of $551 for the three months ended September 30, 2021. The decrease was primarily attributable to lower sales combined with by increased payroll related costs and sales and marketing costs.
Non-Cannabinoid segment profit decreased to $1,109 for the nine months ended September 30, 2022, compared to a profit of $1,797 for the nine months ended September 30, 2021. The decrease was primarily attributable to lower sales combined with increased payroll related costs and sales and marketing costs.
Liquidity and Capital Resources

The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented:
(In thousands of U.S. dollars)

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(23,969)	$(28,195)
Net cash provided by (used in) investing activities	642	(5,948)
Net cash provided by financing activities	3,539	951
Effect of foreign currency translation on cash and cash equivalents	(304)	(62)
Cash, cash equivalents, and restricted cash beginning of period	37,699	79,460
Cash, cash equivalents, and restricted cash end of period	17,607	46,206
Decrease in cash and cash equivalents	$(20,092)	$(33,254)

Cash flows used in operating activities
The decrease in net cash used by operating activities during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, was driven primarily due to reduced stock-based compensation and gain on sale of our shares of investments in Cansativa, partially offset by restructuring expense, increased inventory provision, intangible asset impairment, partially offset by related deferred tax liability write-off and related to changes in the use of operating assets and liabilities.
Cash flows from investing activities
The decrease in net cash used in investing activities during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, was primarily related to lower capital expenditures in Portugal, as we near the completion of our capital expenditure cycle, reducing our capital expenditure in the future and the proceeds received for the sale of shares of investment in Cansativa during the three months ended June 30, 2022.
Cash flows from financing activities
The increase in net cash provided by financing activities during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, was primarily driven by the net proceeds from issuance of shares under the Equity Distribution Agreement and the related shelf registration statement, offset in part by the repayment of the 2024 Convertible Note and the Herbal Brand Loans during the six months ended June 30, 2022. For more information refer to Note 11 and 12 to our interim financial statements for the period ended of September 30, 2022 included in this Form 10-Q.

Sources of Liquidity

We have historically financed our operations through the issuance of shares, the issuance of convertible debt and cash from operations. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $17,183 and $37,226, respectively, which were held for working capital, repayment of loans and general corporate purposes. This represents an overall decrease of $20,043. Our outstanding warrants entitle the holder to receive one common share for each warrant, at an exercise price of $11.50 per warrant. As of September 30, 2022, we have 17,840,951 warrants outstanding.

During the three months ended March 31, 2022, we entered into the Equity Distribution Agreement and filed the related shelf registration statement on Form S-3 (as described in Note 12 under the caption “Equity Distribution Agreement”), which we believe will provide an ongoing source of liquidity. Due to our current public float and applicable SEC rules and regulations, our ability to raise capital pursuant to this shelf registration statement may become limited. For more information refer to Note 12 to our interim financial statements for the period ended of September 30, 2022 included in this Form 10-Q.
We have had operating losses and negative cash flows from operations since inception and expect to continue to incur net losses for the foreseeable future until such time, if ever, that we can generate significant revenue from the sale of our available inventories. We anticipate that we will continue to incur losses from operations due to pre-commercialization activities, marketing and manufacturing activities, and general and administrative costs to support operations. During the three months ended June 30, 2022, we fully repaid its 2024 Convertible Note and Herbal Brands Loan with accrued interest. For more information refer to Note 11 to our interim financial statements for the period ended of September 30, 2022 included in this Form 10-Q.

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
Uses of Liquidity
Our primary need for liquidity is to fund working capital requirements, capital expenditures, debt service obligations and for general corporate purposes. Our ability to fund operations, make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors. Our interim financial statements have been prepared on a going concern basis, which assumes that we will continue to be in operation for the foreseeable future and, accordingly, will be able to realize our assets and discharge our liabilities in the normal course of operations as they come due.

We manage our liquidity risk by preparing budgets and cash forecasts to ensure we have sufficient funds to meet obligations. In managing working capital, we may limit the amount of our cash needs by selling inventory at wholesale rates, pursuing additional financing sources, and managing the timing of capital expenditures.

However, the Company's current working capital needs, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the issuance date of the interim financial statements. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to execute its operating plans through 2023 and beyond depends on its ability to obtain additional funding through equity offerings, debt financing, or other forms of financing to meet planned growth requirements and to fund future operations, which may not be available on acceptable terms, or at all.
Debt
Total debt outstanding as of September 30, 2022 and December 31, 2021was $1,903 and $25,095, respectively.
The debt outstanding as of September 30, 2022 is comprised of our other borrowings of $1,903, related to our Portugal and Colombia debt.

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

During the three months ended June 30, 2022, we fully repaid our 2024 Convertible Note with accrued interest and Herbal Brands Loan with accrued interest. For more information refer to Note 11 to our interim financial statements for the period ended of September 30, 2022 included in this Form 10-Q.

Portugal Debt

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed €1,000 ($1,213) (the "Portugal Debt"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Debt pays interest quarterly at a rate of Euribor plus 3 percentage points. This loan is secured by our mortgaged asset.

For the three months ended September 30, 2022 and 2021, the Company recognized interest expense of approximately €7 ($7) and nil, respectively, and repaid principal of approximately €63 ($63) and nil, respectively, of the Portugal Debt in accordance with the terms of the loan agreement. For the nine months ended September 30, 2022 and 2021, the Company recognized interest expense of approximately €22 ($24) and nil, respectively, and repaid principal of approximately €188 ($200) and nil, respectively, of the Portugal Debt in accordance with the terms of the loan agreement. The outstanding principal balance of the Portugal Debt as of September 30, 2022 and December 31, 2021 was €813 ($1,013) and €1,000 ($1,213), respectively.

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

For the three months ended September 30, 2022 and 2021, the Company recognized interest expense of approximately COP$7,809 ($2) and nil, respectively, and repaid principal of approximately COP$306,822 ($69) and nil, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized interest expense of approximately COP$259,144 ($67) and nil respectively, and repaid principal of approximately COP$875,664 ($213) and nil, respectively. The outstanding principal balance of the Colombia Debt as of September 30, 2022 and December 31, 2021 was COP$4,035,296 ($890) and COP$4,592,095 ($1,153), respectively.
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
Contingencies
In the normal course of business, we receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, as of September 30, 2022 any potential liabilities resulting from claims we have received would not have a material adverse effect on our consolidated financial statements.
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

Item 4. Controls and Procedures
Evaluation of Controls and Procedures

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of as September 30, 2022. The term "disclosure control and procedures" as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2022 were not effective due to a material weakness as described below.

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

During the year ended December 31, 2021 and the nine months ended September 30, 2022, we made the following enhancements to our control environment:

1.We added accounting and finance personnel to the Company and one of our key subsidiaries to strengthen our internal accounting team, to provide additional individuals to allow for segregation of duties in the preparation and review of schedules, calculations, and journal entries that support financial reporting, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures. These personnel include a SEC Reporting

Director and a Manager at the corporate level, an Accounting Manager at one of our key subsidiaries and a SOX manager at another key subsidiary;
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

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weakness described above. Except as noted above, no change to our internal control over financial reporting occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
November 9, 2022
	By:	/s/ Andres Fajardo
	Name:	Andres Fajardo
	Title:	Chief Executive Officer
(Principal Executive Officer)