Form 10-K
period 2022-12-31
Clever Leaves Holdings Inc.
filed 2023-03-30
CIK 1819615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common shares held by non-affiliates was approximately $35.5 million as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter (based on a closing price of $0.9760 per share as reported by the Nasdaq Stock Market LLC on June 30, 2022). For purposes of this calculation, common shares held as of June 30, 2022, by each of the registrant’s executive officers and directors, as well as shares held by holders of 10% or more of the registrant's common shares known to the registrant, have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of the registrant’s common shares and non-voting common shares outstanding as of March 27, 2023 was 44,577,483 and nil, respectively.

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

All such forward-looking statements are based on our current expectations and involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. We believe it is important to communicate our expectations to our security holders. However, there may be future events that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Form 10-K provide examples of risks, contingencies, uncertainties, and events that may cause our actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

•our ability to continue as a going concern;
•our ability to maintain the listing of our securities on Nasdaq;
•changes adversely affecting the industry in which we operate;
•our restructuring plans;
•the availability or terms of future financing;
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
•our ability to retain our key employees; and
•other factors that are more fully discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and elsewhere in this Form 10-K.

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

Our Company

We are a multi-national operator in the botanical cannabinoid and nutraceutical industries, with operations and investments in Colombia, Germany, the United States, Canada and, through December 31, 2022, Portugal. We are working to develop one of the industry’s leading, low-cost global supply chains with the goal of providing high quality, pharmaceutical grade cannabis and wellness products to customers and patients at competitive prices produced in a sustainable and environmentally friendly manner. Our customers consist of retail distributors, pharmaceutical and cannabis companies, and pharmacies. The Company approved a plan to shut down its cultivation activities in Portugal in December 2022 and further approved the wind-down of the entire Portuguese operations in January 2023 to preserve cash and to cease all operations in Portugal. As we work to complete the wind-down process for our Portugal operations, we are also preparing for the sale process of these assets, with a goal to complete the sale during the fiscal year ending December 31, 2023.

We have invested in ecologically sustainable, large-scale cultivation and processing as the cornerstone of our medical cannabinoid business, and we seek to continue to develop strategic distribution channels and brands. We currently own approximately 1.8 million square feet of greenhouse cultivation capacity in Colombia. In addition, our pharmaceutical-grade extraction facility is capable of processing 108,000 kilograms of dry flower per year.

In July 2020, we became one of a small number of vertically integrated cannabis companies in the world to receive European Union Good Manufacturing Practices (“EU GMP”) certification for our Colombian operations. We believe this certification will provide us with one of the largest quality-certified licensed capacities for cannabis cultivation and cannabinoid extraction globally, while our strategically located operations allow us to produce our products at a fraction of the average cost of production incurred by our peers in Canada and the United States.

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

Our principal operations are in three key geographies:

• Colombia. We believe we have one of the largest licensed production capacity footprints to produce medical cannabis in Colombia with 18 greenhouses creating 1.8 million square feet of cultivation space. We have let our option to acquire additional square feet of agricultural land to lapse. With 6 million square feet of leased or owned land, our greenhouse cultivation can be expanded to approximately 2.5 million square feet at our existing operating site. In 2020, our greenhouses, propagation area, and post-harvest facility were granted Good Agricultural and Collection Practices (“GACP”) certification by Control Union Medical Cannabis Standard (“CUMCS”) which in 2022 was complemented with the Israeli standard certification also by Control Union (“IMC-GAP GACP”). As a quality assurance standard, we believe GACP and IMC-GAP GACP certifications increase our ability to attract customers and enable us to produce pharmaceutical-grade flower and cannabis derived products for domestic and international markets. Our Colombian manufacturing facilities were granted Colombian GMP certification by the National Institute of Surveillance of Pharmaceuticals and Food (Instituto Nacional de Vigilancia de Medicamentos y Alimentos), Colombia’s food and drug regulatory agency (“INVIMA”) in August 2019 and EU GMP certification by the Croatian Agency for Medicinal Products and Medical Devices “HALMED”) in July 2020. Our post-harvest facility also received EU GMP certification in July 2020. With 39 genetic strains of cannabinoids registered in Colombia (and 133 more in our genetics bank which we will seek to register as we test them), we are mainly focused on cultivation, extraction and manufacturing activities.

• Germany. We are building a commercialization and distribution network for pharmaceutical cannabis in Germany through our subsidiary Clever Leaves Germany GmbH which currently holds a wholesaler distribution license, Good Distribution Practices Certification, from the authorities in Hamburg, and a narcotics license from the Federal Opium Agency in Germany. We are leveraging relationships with local partners, such as Cansativa GmbH (“Cansativa”), a European Union Good Distribution Practices (“EU GDP”) and EU GMP certified and established cannabis importer and distributor, in which we have a minority interest. In late 2021, we launched and initiated sales of IQANNA, our pharmaceutical cannabinoid brand in Germany. We also entered into a sales agreement with a European manufacturer and distributor of pharmaceuticals products, for the sale of medical cannabis extracts produced in our EU GMP certified facilities in Colombia and have begun importing some of these extracts to Germany.

• United States. Through Herbal Brands, a GMP-compliant manufacturer and distributor of nutraceutical and wellness products to more than 20,000 retail locations in the United States, we have a platform we believe we can leverage for future cannabinoid distribution, subject to changes in U.S. federal law. In June 2020, we completed our first medical cannabis shipment into the Unites States for limited test purposes. In 2021, we exported our first shipment of tetrahydrocannabinol ("THC") flower commercially from our cultivation facilities in Portugal, which we subsequently shut down the cultivation activities there in December 2022 and further approved the wind-down of the entire Portuguese operations in January 2023, to the United States for research purposes to licensed clients. Both imports received authorization from the U.S. Drug Enforcement Administration (“DEA”).
Our Competitive Strengths

We believe we distinguish ourselves from our competitors by virtue of the following strengths:

Leader in low-cost, high-quality pharma-grade cannabinoid cultivation and extraction

In Colombia, we believe we have one of the largest licensed productive capacity footprints to produce medical cannabis with 18 greenhouses creating 1.8 million square feet of cultivation space. With 6 million square feet of leased or owned land, our greenhouse cultivating can be expanded to approximately 2.5 million square feet at our existing operating site. We have 108,000 kilograms of dry flower extraction capacity per year in one of the world’s few EU GMP certified vertically-integrated operations. In addition to the favorable climate, 12 hours of daily sunlight year-round and topographical benefits, Colombia’s lower cost of living, labor and construction costs (as compared to the United States or Canada) help to reduce labor overhead and capital expenditure, enabling us to operate and scale our business with operating costs that are competitive across our industry.

Pharmaceutical-grade, GMP-certified production

Our production chain has been awarded certifications which demonstrate compliance with some of the world’s most stringent pharmaceutical quality standards. With GACP and IMC-GAP GACP certified cultivation and EU GMP certified post-harvest and extraction in Colombia, our EU GMP certified product portfolio is distinctive in that it includes active pharmaceutical ingredients (“API”), semi-finished and finished pharmaceutical products. We believe there are a few cannabis companies globally with the breadth of EU GMP certification that we were awarded for cannabis extracts.

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

For emerging medical cannabis markets that have not yet established quality standards, or which do not necessarily require EU GMP certification, EU GMP certification also serves as a strong quality signal, potentially attracting customers that may not otherwise require EU GMP certification. We expect that EU GMP certification will be significant in unlocking new international markets that require such certification as well as higher price points for our products given the pharma-quality advantage and validation of quality and consistency.

The EU GMP certification we received in July 2020 covers the part of the manufacturing process that begins with the trimming of the flower at the cultivation site until packaging, which is conducted at our extraction facility in Colombia. In July 2022 we received EU GMP specifically for the isolation manufacturing process for CBD Crystals by the German authority RP Darmstadt. If we develop a new product that requires a manufacturing process not covered by our existing EU GMP certifications, we must request an audit of the new manufacturing process and its inclusion in our existing EU GMP certifications.

Each EU GMP certification is granted to specific manufacturing processes, conducted under specific conditions and, thus, it is tied to the specific facility where those manufacturing conditions were audited and certified as compliant. The EU GMP certifications we received are valid for three years, which is the maximum validity period, but this period was extended by the European Medicines Authority until December 2023. The EU GMP certifications are renewable upon assessment by EU GMP inspectors. In order to maintain our EU GMP certifications, we are required to comply with the EU GMP Guidelines and may be subject to inspections and information requests by EU GMP inspectors.

Optimized footprint for long-term

We have operations in Latin America and, through December 31, 2022, Europe in regards to our cannabinoid products, and in North America with respect to our non-cannabinoid nutraceutical products. Our business model is focused on geographic diversification and optimization, which we believe distinguishes us from many Canadian licensed producers ("LPs"), U.S. multi-state operators ("MSOs") and U.S. single-state operators ("SSOs"), which are commonly confined to one geography and may be reliant on initial market protections afforded by the existing regulatory framework in their respective jurisdictions. Unlike certain Canadian LPs, U.S. MSOs and SSOs, we can scale our production in low-cost regions in Colombia, while maintaining access to some higher value-added end markets such as the EU because of our EU GMP certifications and our global operating network. We do not plan to relocate or outsource our production to low-cost regions in the future, since we are already established in the current geographies. U.S. MSOs typically construct semi-redundant or incompatible infrastructure due to state specific regulation and licensing and face a variety of legal and operational challenges because cannabis is not legal under U.S. federal law and interstate commerce is prohibited. Although certain Canadian LPs, U.S. MSOs and SSOs may benefit from restrictions on importation of cannabis or hemp from other geographies, creating current market protections, legalization of imported cannabinoid products, should this occur, may create future new opportunities in Canada and the United States for multi-national operator ("MNOs") and create competition for incumbents.

Developing export distribution channels

We continue to build our sales pipeline with businesses in various jurisdictions that have legalized medical cannabis derived products or low THC and hemp derived products. To date, we have had export shipments of our cannabis products to Argentina, Australia, Brazil, Canada, Chile, Czech Republic, Denmark, Germany, Israel, Italy, Netherlands, New Zealand,

Peru, Poland, South Africa, Spain, Switzerland, United Kingdom, and the United States. Germany, as the largest economy in the EU and a country with public insurance coverage for medical cannabis, is strategically positioned as our launch point for a further expansion into the European cannabis industry. We have established two conduits into Germany through our wholly owned subsidiary focused on the initial stage of importation, commercialization and distribution of medicinal cannabis, and our minority investment in Cansativa, one of the largest German GMP and GDP certified pharmaceutical cannabis importers and distributors.

Advantages from early establishment in Colombia

In Colombia, plant varietals cannot be commercialized until they have been registered with Colombian Agricultural Institute ("ICA"), the Colombian agricultural regulator. We have 39 genetic strains of cannabinoids registered in Colombia. Prior to December 2018, cannabis strains were subject to a more streamlined regulatory registration process by ICA. A cannabis producer entering the Colombian cannabis industry today would likely be required to comply with more stringent and lengthy genetics registration and quarantine protocols.

In late July 2021, the Colombian government passed Decree 811, which replaced Decree 613. Decree 811 removed the prohibition contained in Decree 613 to allow the exportation of cannabis flowers. In February 2022, the Colombian government passed Regulation 227, which defines the procedures to begin cultivating cannabis for exporting the flower for medicinal use. Later, in April 2022, a joint resolution 539 was passed which allows us to export cannabis flower for medicinal use.

Our relatively long-term presence in Colombia and established track record with Colombian regulators has contributed to our receipt of some of the country’s first and largest quotas for the cultivation and extraction of high-THC cannabis products. In September 2020, the Colombian National Government declared our company as a National Strategic Interest Project (“PINE”), which means that Colombian governmental institutions will attempt to expedite processes, permits and documentation for Clever Leaves. In 2019, we were the first medicinal cannabis company to receive Colombian GMP certification by INVIMA. These achievements, along with the EU GMP certifications of our post-harvest and manufacturing sites in 2020, paved the way to become the first Colombian-based manufacturer to export commercial batches of EU GMP certified cannabis-based APIs to Europe in late 2021.

Talented and experienced leadership with operational and regulatory expertise

Our Company is led by a highly knowledgeable management team of experienced professionals.

On February 8, 2022, the Board appointed Andres Fajardo as Chief Executive Officer ("CEO"), effective as of March 25, 2022. Mr. Fajardo currently also serves as a member of the Board. He has more than 20 years of management experience, having served as CEO of IQ Outsourcing, a leading Colombian business processing firm, and as a principal member at Booz & Company.

Julian Wilches, our Chief Regulatory Officer, brings extensive regulatory experience as he previously served as Director of Drug Policy for the Colombian Ministry of Justice and Law.

Henry Hague III, our Chief Financial Officer, brings extensive experience in providing financial leadership to various public and private entities in the pharmaceutical, biomedical, and cannabinoid industries.

Marta Pinto Leite, our new General Counsel and Corporate Secretary, leads our global legal and compliance function. Mrs. Pinto Leite has more than 25 years of experience in the legal profession with experience in representing companies in all facets of their businesses and in several international jurisdictions.

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

Expanding our sales and distribution footprint

We believe that our Colombian production footprint will allow us to take advantage of the opportunities arising from the global cannabis industry.

Our primary distribution channels are for wellness products and pharmaceutical products. We structure our sales efforts regionally into Australia, Germany, Israel, Latin America, the United Kingdom, the United States and rest of the world. Within each sales channel, there are a variety of products that we are licensed to manufacture and sell under various distribution arrangements. Our penetration of the wellness channel started with sales of Herbal Brands’ non-cannabis product lines in the United States. Our distribution of cannabis products to date consists of export shipments for commercial or research purposes to Argentina, Australia, Brazil, Canada, Chile, Czech Republic, Denmark, Germany, Israel, Italy, Netherlands, New Zealand, Peru, Poland, South Africa, Spain, Switzerland, United Kingdom, and the United States. However, we anticipate that our Colombian GACP, IMC-GAP GACP, GMP and EU GMP certifications, our German licenses, as well as our strategic investment in Cansativa will allow us to expand our pharmaceutical distribution channel, which typically has a higher margin but a longer sales cycle. In addition, Herbal Brands’ national distribution provides a platform to leverage for cannabinoid distribution in the future, subject to changes in federal law and as regulations permit.

We are focused on expanding in the following main geographies: Australia, Brazil, Colombia, Germany, Israel, the United Kingdom, and the Unites States.

• Australia: Our extracts and API sales from Colombia have been increasing to established cannabis companies in Australia. We expect Australia to be one of the largest markets for Colombian flower in 2023.

• Brazil: We have been generating initial API and final product sales under the “Compassionate Use” legal framework. We have also worked with our partners in Brazil and to date there are 6 Clever Leaves products with a special marketing authorization under the RDC 327 (Cannabis Framework), which allows us to import and distribute products in Brazil. Our first product registration was granted in November 2021, and five additional products in our portfolio have received special marketing authorization under RDC 327. We have been shipping product under RDC 327 since Q1 2022.

• Colombia: Leveraging the recent changes in regulation by which cannabis medicine is to be covered by the country’s Universal healthcare system, we will be expanding our product portfolio to include oral solutions in the High-CBD, Balanced, and High-THC categories during 2023. In addition, we will be increasing efforts on demand generation at the physician level.

• Germany: Distribution of medical cannabis products in Germany is regulated by the German national and federal pharmaceutical regulators. Cannabis products are prescribed by traditional and specialist physicians and fulfilled by pharmacies. The pharmacy industry is fragmented by law, with limits on ownership of multiple pharmacy locations. Imports of cannabis into Germany is facilitated by a limited set of licensed importers and distributors. In order to navigate the challenges of entering the German market and reducing our reliance on German import partners, we have executed a strategic investment in an EU GDP and EU GMP certified German distributor, Cansativa. As of December 31, 2021, we held an approximately 14% ownership interest in Cansativa and one advisory board seat. In the first quarter of 2022, we signed an agreement to sell a portion of our investment in Cansativa, reducing our equity ownership to approximately 8%. See Note 7 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K for more information. In Germany, we are actively commercializing API, establishing licensing partnerships with local and regional companies which includes a global pharmaceutical company, and commercializing IQANNA, our pharmaceutical cannabinoid brand that launched in late 2021.

• Israel: Our extracts and API sales have been continuously growing in Israel since April 2020. In 2023, we expect Israel to start selling our Colombian flower into the market and expect it to grow significantly into 2024. In 2022 we signed an agreement with Intercure to import and distribute our products in the country.

• United Kingdom: We expect to commence shipment of oral solutions and Colombian flowers into the UK market during 2023. We have already setup commercial and regulatory pathways to the market.

• United States: Our distribution in the United States currently comprises primarily Herbal Brands nutraceutical products. Either directly or through distributors, we distribute Herbal Brands products to more than 20,000 retail locations in the United States, which includes specialty and health retail stores. Most of our products are manufactured and distributed from our production facility in Tempe, Arizona.

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

In February 2022, the Colombian government passed a regulation that defines the procedures to begin cultivating cannabis for exporting the flower for medicinal use. We believe this represents a significant opportunity for our Company. We believe that our GACP, IMC-GAP GACP and EU GMP certifications for the sale of cannabis flower positions us to benefit from this significant regulatory change.

We have seen an emergence of interest in products derived from hemp or cannabis that have non-detectable or ultra-low levels of THC. These products may be compliant with a broader range of regulations to facilitate CBD or other hemp-derived botanical products. Expanding our capacity for THC removal could yield additional demand from our customers.

We also closely monitor the regulation of cannabinoid products in the United States. To date, we have imported cannabinoid products from Colombia with both explicit import permits from the U.S. DEA for research purposes, and under the Farm Bill for product development purposes. However, evolving regulation surrounding the 2018 Farm Bill, by the FDA for CBD or around the legalization of broader cannabis use for medical or other purposes, may create the opportunity either for imports from Colombia and/or the commercialization of cannabinoid products in the United States.

In Colombia, as of January 1, 2023, the Ministry of Health included CBD and THC magistral preparations in the list of medications that health insurance entities (EPS) pay to health service providers (IPS) with funds preapproved and budgeted under the health plan coverage (effective on January 1st, 2023). This is subject to the condition that the use of the cannabis magistral preparation is cost-efficient against alternative therapies available in the market and the patient’s medical condition is among those recognized as conditions treatable with cannabis products (for which the system will take into account the guides issued by the local agency for assessment of health technologies-IETS). With this regulation, a patient registered with a health insurance entity (EPS) with a valid medical prescription can go directly to a pharmacy allied with the EPS that will deliver the cannabis product to the patient with a copayment (standard price). Then, the pharmacy charges the product to the EPS that assumes its cost with the system funds. The medical conditions initially accepted for this new coverage include chronic pain, oncological pain, epilepsy and insomnia. This new process does not impede patients to directly purchase the product (“out-of-pocket”) with a medical prescription.

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

Low-THC Flower. We currently cultivate low-THC flower (sometimes referred to as hemp) in Colombia. We are generally not subject to any limitations on the amount of low-THC flower that we can cultivate in Colombia and which is generally processed into different types of high CBD extracts and products for further distribution in Colombia and internationally

This product can be sold as dried and unprocessed flower, but it can also undergo various forms of processing, such as decarboxylation or milling, before sale. Packaging is typically suitable for large volumes of product, such as vacuum sealed pouches or other containers.

High-THC Flower. Our flower with high levels of THC is commonly referred to as cannabis and is often considered to be psychoactive. We cultivate cannabis in Colombia where we process our high THC flower into extract products for future distribution in Colombia and internationally. In addition, we are now preparing high THC flower for export in the near future. In Germany, preliminary sales of IQANNA have commenced, our pharmaceutical cannabinoid branded flower, IQANNA uses flower produced by us as well as flower produced by third parties.

In Germany, Cansativa imports and distributes flower and other products produced by third parties such as Aurora, Bedrocan, Canopy Growth and Tilray.

Extracts

By extracting and processing our flower grown in Colombia, we produce a variety of extracted products including isolates, crude oil extracts, standardized extracts, and oral solutions. Extracted products are often defined by their formulation, typically specifying the level of cannabinoids contained therein. We currently market more than 10 different formulations of extracted products, and we plan to gradually grow our portfolio of formulations over time. These products also vary by container type, such as a bulk glass or plastic containers, and by size, such as 10 or 30 milliliter bottles.

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

Operational Overview

Genetics

In Colombia, plant varietals cannot be commercialized until they have been registered with ICA, the Colombian agricultural regulator. In Colombia, we have registered 39 genetic strains of cannabinoids and we are currently planning to increase this number. We are also partnering with third parties to use their strains as a tool to complement our current portfolio. We continue to optimize the use of these strains for our specific cultivation environment and have substantially increased our productivity as measured by weight per plant since our initial harvests.

Cultivation

Colombia

We believe we have one of the largest licensed productive capacity footprints to produce medical cannabis in Colombia with 18 greenhouses and 1.8 million square feet of cultivation space. Although we have built a limited amount of preliminary infrastructure on this expansion property and we have licensed it for cultivation activity, we are currently waiting to develop it pending future increases in customer demand. Due to the scale and novelty of the operation, we may need to build additional infrastructure and develop new processes to manage the scale of biomass production at this operation.

Our Colombian cultivation operations benefit from the following certifications:

• In May 2020, some of our Colombian cultivation operations, representing approximately 100,000 square feet of propagation and nursery areas, approximately 400,000 square feet of our vegetative and flowering greenhouses, and approximately 20,000 square feet of our post-harvest and processing facility, were granted GACP certification by the Control Union Medical Cannabis Standard ("CUMCS"). This certification is recognized globally and certifies that our production complies with CUMCS’ guidelines for quality and consistency based on a review and approval of our trained personnel practices, use of qualified equipment, and documentation and approval procedures. In addition, the certification attests that we operate under procedures to produce crops free of heavy metals and agrochemicals, an important differentiator for our business because of the safety measures required for pharmaceutical manufacturing. We obtained the GACP certification for an additional 14 greenhouses in November 2020 thereby, completing the certification process for all 18 of our greenhouses in Colombia.

• In July 2020, we received our EU GMP certifications from HALMED for our post-harvest facility on our cultivation site as well as for our manufacturing processes at our extraction facility, both in Colombia. EU GMP certification is often an essential requirement for exporting medical cannabis for commercial and medicinal purposes to European countries, including but not limited to Germany, the United Kingdom and Poland.

•In June 2022 and in addition to our CUMCS-GACP certification we received the IMC-GACP certification also provided by Control Union and which is the standard required by the Israeli market.

•In July 2022, we received the EU GMP certification from RP Darmstadt, including the CBD crystallization process.

Since our decision to shut down our cultivation activities in Portugal in December 2022 and to wind-down our entire Portuguese operations in January 2023 our cultivation operations are focused in Colombia, which benefits from the following key advantages:

• Geographic conditions make Colombia well situated for cannabis cultivation. Its proximity to the equator provides approximately 12 hours of daily sunlight throughout the year. Its high-quality soil, water and warm weather provide favorable conditions for year-round cultivation without the expense of significant light supplementation;

• Within Colombia, our greenhouse cultivation operations are located at over 8,000 feet of elevation, which reduces the population of pests that can complicate agricultural operations;

• The Colombian agronomical conditions result in lower expansion costs compared to those of Canadian and U.S. competitors;

• The regulatory framework for cannabis and hemp operations is relatively well-established and was recently updated, providing more competitive advantages, in the context of a global highly regulatory-driven industry;

• Colombia has a lower cost of living, labor and construction compared to costs in the United States and Canada; and

• Due to the incumbent flower export industry in Colombia, export and logistics infrastructure is well established.

In Portugal, until December 2022, we cultivated Cannabis for sale as a raw material for further processing. In fourth quarter 2022, the Company decided to shut down its cultivation activities in Portugal as part of its ongoing restructuring initiatives due to the availability of flower from Colombia at very high quality and lower cost, higher cost to produce the flower in Portugal, and to reduce the operating cash burn and subsequently approved the wind-down of the entire Portuguese operations in January 2023.. See Notes 21 and 22, to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K for more information.

Extraction

Our Colombian extraction operations are conducted in approximately 44,000 square feet of pharmaceutical grade facilities with a fully equipped R&D laboratory. We currently lease three adjacent or nearby properties in the secured industrial park where our extraction operations are located.

Our Colombian extraction facility is capable of processing 108,000 kilograms of dry flower per year and is expandable to over 252,000 kilograms of dry flower per year with limited additional investment. Of the 108,000 annual kilograms of dry flower extraction potential, approximately 36,000 kilograms per year can be extracted in our EU GMP-certified operation. By extracting and processing our flower produced in Colombia, we produce a variety of extracted products including isolates, crude oil extracts, standardized extracts, and oral solutions. Extraction of cannabis and processing of concentrates for medical and scientific purposes in Colombia requires a license, which allows sale of such final products in the domestic Colombian market. We are one of the first companies in Colombia to have obtained the requisite extraction license.

In August 2019, our Colombian manufacturing facilities were granted Colombian GMP certification by INVIMA. We were the first Colombian cannabis company to receive Colombian GMP certification from INVIMA. This Colombian GMP certification allows the manufacture of pharmaceutical-grade products that can be prescribed through medical distribution channels.

In July 2020, our Colombian extraction facilities also received EU GMP certifications from HALMED. Our EU GMP certifications are distinctive in that they cover API, and semi-finished and finished cannabis products. EU GMP certification is often a required qualification for the European market, which adheres to strict pharmaceutical quality standards, and for other markets that accept EU GMP certification within their territories.

In July 2022 The Colombian extraction facility received the EU GMP certification for the crystallization process of the CBD. This certificate was issued by the RP Darmstadt, the regional authority in Frankfurt, Germany.

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

Strategic Investments

We seek to partner with several value-add companies to develop and strengthen market access and global reach. In December 2018, we made an initial investment into Cansativa. Founded in 2017 and based in Frankfurt, Germany, Cansativa is a GMP-certified pharmaceutical company and holds a GDP pharmaceutical wholesale license to trade in controlled substances. Cansativa imports and distributes medical cannabis products throughout Germany. As of December 31, 2021, we held an approximately 14% ownership interest in Cansativa and one advisory board seat. In the first quarter of 2022 we signed an agreement to sell a portion of our investment in Cansativa, reducing our equity ownership to approximately 8%. See Note 7, to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K for more information. Although we have yet to sell any products to or through Cansativa, we have a preferred supply relationship with Cansativa with respect to products sourced from Colombia. We anticipate that this investment could assist us with distributing our medical cannabis products throughout the German medical marketplace.

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

Licensing Requirements

In late July 2021, the Colombian government passed Decree 811, which replaced Decree 613. Decree 811 removed the prohibition contained in Decree 613, allowing the exportation of cannabis flowers. In February 2022, the Colombian government passed Joint Resolution 227, with the regulations to Decree 811 related to all activities regarding cultivation of cannabis plants for production of seeds, vegetable materials or cannabis flower, sales and export of the same materials, and manufacture of cannabis derivatives. In April 2022, the Colombian government issued Joint Resolution 539, to regulate the procedures for exporting seeds, plants, vegetable materials, cannabis flowers and cannabis derivatives.

From a legal and regulatory perspective, there are two classes of cannabis plants and cannabis derivatives which are categorized according to their THC content. A plant is considered psychoactive if its inflorescence has or may have a THC content of 1% or more on a dry weight basis. Non-psychoactive plants are those which inflorescences have or may have less than 1% THC content on a dry weight basis. Psychoactive derivatives are those resins, oils, extracts, distillates that have or may have a THC content of 1% or more. Non-psychoactive derivatives are those with less than 1% THC content.

A license is required for the cultivation of both psychoactive and non-psychoactive plants, and for the manufacture of psychoactive and non-psychoactive cannabis derivatives.

There are seven types of licenses issued with respect to the following activities relating to cannabis and cannabis derivatives for medical and scientific use:

• License to handle seeds, which covers the acquisition of seeds under any title, import, storage, marketing, distribution, possession, and final disposal, as well as their use, export and commercialization.

• License to grow psychoactive cannabis, which permits its cultivation, sowing, acquisition and production of seeds, storage, marketing, distribution, export, and final disposal.

• License to grow non-psychoactive cannabis, which permits its cultivation, sowing, acquisition and production of seeds, storage, marketing, distribution, export, and final disposal.

• License to manufacture cannabis derivatives, which is required for the transformation of cannabis into psychoactive derivatives for medical and scientific purposes and covers the manufacture, acquisition under any title, import, export, storage, transport, marketing, and distribution of psychoactive cannabis derivatives. This license to manufacture non-psychoactive derivatives (those with a THC content of less than 1%), including CBD crystals.

• License to manufacture non-psychoactive derivatives (those with a T-HC content of less than 1%), including CBD crystals.

• Extraordinary license for the cultivation of cannabis plants, granted on an as-needed basis with the option to run-out on hand inventory balances and for non-commercial investigation purposes.

• Extraordinary license for the manufacture of cannabis derivatives, granted on an as-needed basis with the option to run-out on hand inventory balances and for non-commercial investigation purposes.

Psychoactive plants also require the grant of a cultivation quota for their breeding, sowing and cultivation. The grant of a cultivation quota entails full traceability from the beginning stages of cultivation with mother plants, to the final destination of the cannabis flower (which may be for exportation, manufacture of derivatives or research). For manufacture of cannabis derivatives a manufacturing quota is required, to produce psychoactive derivatives for research, local use (i.e. sales or use as API for pharmaceutical products) or exports. All these actions are reported to and verified by the Narcotics National Fund (“Fondo Nacional de Estupefacientes - FNE”) and the Ministry of Justice. Non-psychoactive plants do not require quota for their sowing and cultivation, neither do non-psychoactive derivatives for their manufacture.

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

The FNE regulates all activities related to the commercialization of psychoactive raw material and finished products containing more than 0.2% of THC. Marketing of non-psychoactive raw material is not under the control regime and all products with 0.2% or less of THC are not considered a controlled substance.

Allocation of Quotas to Licensed Companies

Quotas for breeding, sowing and cultivating psychoactive plants are allocated by the Ministry of Justice, based on a pre-authorized or simultaneously approved manufacture quota which is granted by the FNE based either on written commercial agreements or letters of intention with customers that reflect estimated sales for the next calendar year, or on production history of the licensee. Ordinary Quotas are granted for two years, extendable for three. Supplementary Quotas (fast track quotas for small/standardized quantities) are granted for one a year. To apply for a quota an applicant must have the relevant licenses for psychoactive cannabis.

Quotas granted to private companies for local use are related to the cannabis estimates confirmed to Colombia each year by the INCB. Quotas for exports are no longer tied to the INCB confirmed national estimates for Colombia.

Current cannabis-related licenses in good standing were issued with a five-year term, and Decree 811 allows them to be extended for five (5) additional years, or to be renewed for a completely new 10-year period, subject to the licensee's formal petition and fulfillment of requirements.

Cannabis Derivatives

The FNE regulates the disposal, import and export of controlled substances in Colombia, including cannabis-controlled derivatives. All inventory movements of psychoactive derivatives must be reported to FNE in a timely manner and must be consistent with the quotas allocated to the respective cannabis producers.

In addition to the 1% THC limit for dry weight in the plant material, in March 2020, the Colombian government established a 0.2% THC threshold for cannabis-based finished products to be considered a controlled substance which is also applicable for imports and exports of all cannabis and cannabis derived products. Finished products with less than 0.2% THC content are considered non-controlled and are not subject to the above-mentioned requirements.

Decree 811 also creates a regulatory framework for the manufacture, sale and export of food and beverages and the export of flower from Colombia. The regulatory framework for food and beverages is still under development, while the framework for exporting cannabis flower in Colombia is already in place.

Export Permits

The export of controlled substances and products (including raw material, pharmaceutical products and phytotherapeutics) outside Colombia requires an export permit issued by the FNE. The FNE grants (i) non-control certifications for general exports of cannabis products below the 0.2% THC limit and for cannabis derivatives below the 1% THC limit, if these products are considered non-controlled in the country of destination, and (ii) export permissions based on the corresponding import permission issued by the authority of the destination country.

Colombian GMP Certification

In September 2019, we received Colombian GMP certification for our Colombian facility to manufacture cannabis-based finished products for liquid-oral pharmaceutical dosage forms from INVIMA, which confirms that the products we manufacture are produced according to Colombian pharmaceutical quality standards. In May 2022 INVIMA inspected us and included Warehouse 60 in our Colombian GMP certificate, thereby expanding our certified manufacturing area.

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

• Cannabis-derived medicinal products are products which have been granted a marketing authorization from a regulatory authority (the European Medicines Agency at EU level or national competent authorities at EU member state level), after going through extensive clinical trials to test the products’ safety and effectiveness. These products are regulated as (cannabis-derived) “medicinal products” in accordance with the harmonized EU regulatory system set forth by EU Directive 2001/83/EC. To date, some cannabinoid-containing medicinal products have been authorized for marketing in the EU and certain EU member states, including, among others, plant-based products Sativex® (nabiximols) and Epidyolex® (CBD), and synthetic products Marinol® (dronabinol) and Cesamet® (nabilone).

• Cannabis preparations for medical use are products which may be authorized through national distribution and use authorizations or licenses in certain EU member states. This group of products includes, among others, raw cannabis (such as the flowering tops, resin, and oils extracted from the plant). Alternatively, raw cannabis can be transformed by a pharmacist into a magistral preparation in accordance with a medical prescription, or the raw cannabis may already have been transformed by the manufacturer into standardized cannabis preparations. These cannabis preparations can vary greatly in composition, depending for example on the strain of cannabis, the growing conditions and how the preparations are stored.

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

Nevertheless, to date, the status of CBD, which can be included in different types of regulated products (e.g., cosmetics, food, etc.), remains unclear in the European Union. For example, CBD can be included as an ingredient for cosmetics, while the use of CBD in edibles is not yet clear in some countries of the European Union.

The following sections describe the legal and regulatory landscape in Germany, the EU member state in which the Company conducts its main EU operations.

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

A prerequisite under EU GMP is that medicinal products are of consistently high quality, suitable for their intended use and meet the requirements of the marketing authorization or clinical trial authorization. For this reason, an EU GMP certification facilitates the movement of goods and contributes to the credibility of the product. In general, Article 51 of Commission Directive 2001/83/EC requires that each and every batch imported by an EU country from outside the EU is checked to ensure that it complies with EU GMP standards. If a manufacturer in a non-EU country has an EU GMP certification for its medicinal product, this batch testing is not required pursuant to Article 51(2) of Commission Directive 2001/83/EC.

Under German law, the EU GMP guidelines must be complied with respect to medicinal products and active substances that are manufactured, tested, stored, placed on the market in Germany, brought into or out of the German territory, imported or exported.

In July 2020, Clever Leaves received EU GMP certifications from HALMED allowing Clever Leaves’ pharmaceutical post-harvest facility and laboratory located outside Bogota, Colombia, to produce API, semi-finished and finished cannabis products for medical purposes.

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

Regulatory Framework in the United States

While Clever Leaves owns a U.S. business that manufactures and distributes health and wellness products in the United States, neither Clever Leaves or any of its subsidiaries currently engage in the cultivation, distribution, sale or possession of medical or adult use cannabis in the United States and, as such, are not required to obtain licenses related to such activities under any state law. However, we have imported cannabinoid products from Colombia through explicit import permits from the U.S. DEA for testing purposes and under the Farm Bill for product development purposes.

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

On January 23, 2023, FDA issued a statement and concluded that a new regulatory pathway for CBD is needed that balances individuals’ desire for access to CBD products with the regulatory oversight needed to manage risks. A new regulatory pathway would benefit consumers by providing safeguards and oversight to manage and minimize risks related to CBD products.

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

Regulatory Framework in Canada

Canada has federal legislation which uniformly governs the cultivation, distribution, sale and possession of cannabis under the Cannabis Act (Canada). While Clever Leaves is incorporated under the laws of British Columbia, neither Clever Leaves or any of its subsidiaries currently engage in the cultivation, distribution, sale or possession of cannabis in Canada and, as such, are not required to obtain licenses related to such activities under the Cannabis Act. We have previously received three import permits from Health Canada for the import of cannabis for testing purposes and are currently pursuing commercial import permits in compliance with the Cannabis Act.

Environmental, Social and Governance

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

Human Capital Resources

As of December 31, 2022 we had approximately 400 employees. Our workforce is diversified across multiple locations with 75%, 14%, and 11% of our employees located in South America, Europe and North America, respectively. We believe that our entrepreneurial, decentralized, and diversified work environment have contributed to our success. We also believe that our ability to retain our workforce is dependent on our ability to foster an environment that is sustainably safe, respectful, fair, and inclusive and promotes diversity, equity, and inclusion inside and outside of our business. We are not party to any collective bargaining agreements, and we believe we have a good relationship with our employees. Our Board of Directors guides the implementation of our corporate mission, vision, and values as an important element of risk oversight because our people are integral to the success of our corporate strategy. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Item 1A. Risk Factors

Below is a discussion of the risks that we believe are significant to our business. These risks are not the only ones we face. We may face additional risks that we do not currently consider to be significant or of which we are not currently aware, and any of these risks could cause our actual results to differ materially from historical or anticipated results. You should carefully consider these risks along with the other information provided in this Form 10-K, including the information in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying consolidated financial statements, as well as the information under the heading “Cautionary Note Regarding Forward-Looking Statements” before investing in our securities.

Risks Related to Our Business and Industry

We have a history of losses, may never be profitable and require substantial funds to continue to operate.

We have had operating losses, including a net loss of $66.2 million in the year ended December 31, 2022, and negative cash flows from operations since inception. We may never become profitable and, if we do, may not maintain profitability. We expect to continue to incur losses from operations, including due to costs associated with commercialization, marketing and production activities, and compliance with regulatory requirements. We will need to raise substantial funds to continue to operate, which may not be available on acceptable terms, or at all.

We have a limited operating history, an unproven business model and operate in a relatively new industry.

We have a limited operating history and are subject to the risks and uncertainties inherent to an emerging company operating in an emerging industry. The cannabis industry and market in the jurisdictions in which we operate may not continue to exist or grow as anticipated, or we may ultimately be unable to succeed in this new, highly uncertain, and extremely volatile industry and market. These factors make it difficult to evaluate or predict our performance.

There is substantial doubt about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as going concern. As of December 31, 2022, we had an accumulated deficit and cash and cash equivalents of $180.9 million and $12.4 million respectively, which our management believes will be insufficient to meet our obligations as they become due within twelve months from the date our consolidated financial statements were issued. We have had operating losses and negative cash flows from operations since inception, and expect to continue to incur net losses for the foreseeable future. Our audited consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If we are unable to continue as a going concern, our shareholders would likely lose some or all of their investment in our securities.

In addition, we are actively seeking sources of financing to fund our continued operations. There can be no assurance that we will be able to complete any financing transaction in a timely manner or on acceptable terms or otherwise. If we are not able to raise additional cash, we may be forced to suspend or curtail planned programs, or cease operations altogether.

Our current or future restructuring plans, including our recent decision to wind-down our operations in Portugal, may not achieve the expected cost savings that we expect and may materially impair our business operations.

In January 2023, our board of directors authorized a restructuring plan designed to improve our operating margin and support our growth, scale and profitability objectives. As part of the restructuring plan, we began to wind-down our operations in Portugal, which historically housed certain of our cultivation, post-harvesting and manufacturing facilities and in which we have invested significant resources. As a result, we now exclusively rely on our operations in Colombia for cannabinoid cultivation and production. The winding down of our operations in Portugal has, and any additional restructuring efforts may, divert management's attention, increase expenses on a short term basis and lead to potential issues with employees, customers, or suppliers. If we do not complete these activities in a timely manner; or do not realize anticipated cost savings, synergies and efficiencies; or business disruption occurs during or following such activities; or we incur unanticipated charges, our business, financial condition, operating results, and cash flows may be materially impaired.

Agricultural events, such as crop disease, mold or mildew, insect infestations, volatile weather, drought, absorption of heavy metals, climate change, and other conditions could result in substantial losses and weaken our financial results.

Our business is reliant on the cultivation, processing, and sale of cannabinoids, which is an agricultural product. As a result, our financial results are subject to the risks inherent to the agricultural business, such as crop disease, mold or mildew, insect infestations, volatile weather, drought, absorption of heavy metals, climate change and similar agricultural risks, which may adversely affect supply, reduce production and sales volumes, increase production costs, or prevent or impair shipments. Natural elements have had and could continue to have a material adverse effect on the production of our cannabis or hemp products, while prior use of pesticides at our agricultural sites, if not discovered prior to cultivation on such sites, could lead to the production of tainted and unsaleable product, which could negatively impact the results of our operations. Additionally, crop insurance is generally not available to cannabis companies, and if it becomes available, it may not be available at commercially reasonable prices.

A significant failure or deterioration in our quality control systems or product recalls could have a material adverse effect on our business and operating results.

The quality and safety of our products are critical to the success of our business and operations. As such, it is imperative that our (and our service providers’) quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by the design of the quality control systems, the quality training programs and adherence by employees to quality control guidelines. Any significant failure or deterioration of such quality control systems could lead to a product recall, which may require us to incur significant expense, divert management attention, decrease the demand for our products and negatively impact our reputation.

Supply and distribution chain interruptions have impaired and may continue to impair our operations.

Our business is dependent on our timely access to transportation, raw materials, packaging, supplies and equipment, some of which we source from other countries. Our third-party suppliers, manufacturers, engineers, contractors and distributors may elect, at any time, to decline or withdraw supplies and services necessary for our operations. Any significant interruption, price increase or other negative change in the supply or distribution chain could curtail or preclude our ability to continue production, sales and distribution of our products, which has and may continue to materially impact our business, financial condition and results of operations.

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

In addition, the effects of COVID-19 may delay our research and development programs and our ability to execute certain of our strategic plans, including recruiting senior management professionals, construction, new product launches, new market expansions, acquisitions and access to capital. Future GMP inspections, inclusions or certifications for new product capabilities could be delayed due to backlogs or restrictions on travel. For example, the COVID-19 pandemic affected the completion of licensing in Portugal due to INFARMED’s delay conducting physical inspections of our facilities. Our licensing could also be delayed if regulators are directed to focus their time and resources on the health emergency instead of licensing activities. Similarly, such reprioritization may slow efforts to efficiently regulate or legalize cannabis in many countries.

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

Our success depends on our ability to attract and retain customers. There are many factors that could impact our ability to attract and retain customers, including our ability to successfully compete on the basis of price, produce desirable and effective products that are superior to others in the market, anticipate or respond to changing customer preferences, successfully implement our customer acquisition plan and the ability and success of our customer commercialization plans in their respective geographies; any of these factors may be impacted by shifting regulatory requirements. Failure to attract and retain customers could materially impact our business, financial condition and results of operations.

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

Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

The disruptions to the global economy in 2021 and into 2022 have impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have taken and may have to take steps to minimize the impact of these disruptions in lead times and increased costs by working closely with our suppliers and other third parties on whom we rely for the conduct of our business. Despite the actions we have undertaken or may have to undertake to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain will not have a material adverse effect on our business, financial condition and results of operations.

Furthermore, inflation can adversely affect us by increased raw-material, labor, freight costs, as well as administration, research and development, and other costs of doing business. In an inflationary environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise additional capital to fund our operations, which may not be available in sufficient amounts or on reasonable terms, if at all, sooner than expected.

The legalization of adult-use, recreational cannabis may reduce sales of medical cannabis.

Legalization of the sale to adults of recreational, non-medical cannabis in any country may increase competition in the medical cannabis market. For example, in October 2022, President Biden granted a pardon to people convicted of simple marijuana possession under U.S. federal law and called on the Secretary of Health and Human Services and the Attorney General to review how marijuana is scheduled under U.S. federal law. Additionally, it was recently announced that Germany may legalize commercial sales of recreational cannabis to adults, and adult use is also on the political agenda in Israel. Both countries currently have heavy regulations around medicinal cannabis and high-quality standards, making cannabis costly to produce. At the same time, adult use programs may deter medical cannabis patients from going through the process of obtaining a prescription. We may not be able to achieve our business plan in a highly competitive market where recreational, adult-use cannabis is legal, or the market may experience a drop in the price of cannabis and cannabis products over time, decreasing our profit margins.

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

Our business is not diversified.

Larger companies have the ability to manage their risk through diversification. Our business lacks such diversification. Our Herbal Brands business in the United States, a nutraceutical business, currently generates most of our revenue. Regardless of whether Herbal Brands continues to represent a material portion of our total revenue, it may not provide substantial diversification benefit. As a result, we could potentially be more impacted by factors affecting the cannabinoid industry in general and us in particular than would be the case if our business was more diversified, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our recent decision to wind-down our operations in Portugal has further reduced our ability to manage risk through diversification since, as a result, we are solely reliant on our operations in Colombia for cannabinoid cultivation and production.

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

Our success depends on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, we do not, and we do not intend to, maintain key person life insurance policies with respect to our employees. The loss or inability to retain our key personnel or recruit additional personnel could have a material adverse effect on our business, financial condition and results of operations.

Foreign currency fluctuations may adversely affect our financial position, results of operations and cash flows.

Our international operations make us subject to foreign currency fluctuations and inflationary pressures, which may adversely affect our financial position, results of operations and cash flows. We are affected by changes in exchange rates between the U.S. dollar and foreign currencies. We do not currently invest in foreign currency contracts to mitigate these risks, and if we elect to conduct any form of currency hedging, it may require significant financial resources to do so.

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

We believe that the economic viability of the legal cannabis industry and nutraceutical products market is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis and nutraceutical products produced. Consumer perception of cannabis or nutraceutical products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of these products. Future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, and may cause reputational harm. Reputational harm may negatively impact our ability to enter into new (or maintain existing) customer, distributor, or supplier relationships, reduce investor confidence and impede our access to capital.

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

General market conditions may continue to affect our sales, profitability and operating results.

The global economy is experiencing substantial inflationary and recessionary pressures and declines in consumer confidence that have negatively impacted economic growth. This environment has led to and may continue to result in reduced consumer spending, including reduced demand for our products and order cancellations, which may adversely affect our sales and profitability.

Fluctuations in wholesale and retail prices, including price erosion, could result in earnings volatility.

There is currently not an established market price for cannabis and the price of cannabis is affected by numerous factors beyond our control. Cannabis and hemp products are subject to end market price erosion in several markets in which we compete. Consequently, profitability is sensitive to fluctuations in wholesale and retail prices caused by changes in supply (which itself depends on other factors such as weather, fuel, equipment and labor costs, shipping costs, economic situation and demand), taxes, government programs and policies for the cannabis industry (including price controls and wholesale price restrictions that may be imposed by government agencies responsible for the sale of cannabis), and other market conditions, including pricing in the illicit market and the ongoing COVID-19 pandemic, all of which are factors beyond our control. Our operating income may be significantly and adversely affected by a decline in the price of cannabis and hemp.

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

The authorities that regulate the cannabis and hemp industry in the countries in which we conduct business may take actions that materially affect our operations and profitability. The nature and degree of the legislation affecting cannabis companies varies across the various jurisdictions in which we operate, and are subject to further changes, which may arise rapidly. Each jurisdiction may have its own highly specialized legislation for the cultivation, production and sale of cannabis and hemp products. Additionally, our wholly owned U.S. subsidiary, Herbal Brands, is subject to non-cannabis related regulatory requirements applicable to nutraceutical companies. The manufacturing, packaging, labeling, advertising, sale and distribution of Herbal Brands’ products are subject to federal laws and regulations by one or more federal agencies, including, in the United States, the FDA, the Federal Trade Commission, the Consumer Product Safety Commission and the USDA. These activities are also regulated by various state, local and international laws and agencies of the states, localities and countries in which our products are sold.

Changes in relevant regulations, changes in interpretation of regulations, more vigorous or even varied or inconsistent enforcement thereof or other unanticipated events could require extensive changes to operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition.

We expend significant resources in an effort to comply with the evolving laws and regulations of multiple jurisdictions, but may be unsuccessful in doing so.

We expend significant resources and incur substantial ongoing costs and obligations in an effort to comply with the evolving legal and regulatory requirements to which we are or may become subject, and expect to continue to do so in the future. The resources necessary to comply with such requirements may hinder our ability to operate in certain jurisdictions, expand into new jurisdictions or result in production, sale or distribution delays. For example, evolving environmental laws may increase our costs of cultivation, production, or scientific research activities or make it impracticable to operate in an otherwise advantageous jurisdiction. Laws and regulations relating to cannabis and hemp may be incomplete or ambiguous, or selectively or inconsistently enforced, making compliance difficult. Our failure to comply with applicable laws and regulations may result in corrective costs, civil or criminal penalties, restrictions on our operations, or the loss of licenses, quotas, certifications, or accreditation, any of which could have a material adverse impact on our business, financial condition, and operating results.

We may fail to obtain or maintain licenses, permits, certifications, authorizations, quotas, or accreditations needed to operate our business or achieve our business plans.

Our business depends on receiving and maintaining regulatory licenses, permits, certifications, authorizations, quotas or accreditations (collectively, “permits”) from various governmental authorities in multiple jurisdictions, including international organizations. For example, we rely on licenses to produce cannabis or hemp derivatives that are tied to an identified real property parcel. Circumstances that affect the ownership or agreement for use of the land could therefore affect the cannabis or hemp license itself. Permits requirements are stringent, and there is no guarantee that the regulatory authorities will issue, extend or renew any permits or, if they are extended or renewed, that they will be extended or renewed on time and on suitable terms.

Specifically, in order to commercialize certain pharmaceutical classes of products in Colombia and Germany, we need to have GMP certifications for our facilities. Because these certifications apply to specific manufacturing processes, were conducted under specific conditions, and are tied to specific facilities, if the facilities are damaged, destroyed or need to be moved, we cannot assure that the authorities will issue GMP certification for any new facility. In addition, in some countries, certain certifications are also required for the sale of our products. Failure to obtain these certifications could limit our ability to sell our products in these countries.

Countries may not accept, according to the mutual recognition agreements in place between countries or the Pharmaceutical Inspection Convention and Pharmaceutical Inspection Co-operation Scheme affiliation, the quality certifications that we have or are currently pursuing. If a certificate is not recognized in any country, we will have to apply and receive new certifications from that country. Failure to obtain, comply with or maintain necessary permits could have a material adverse impact on our business, financial condition and operating results. Additionally, failure to renew our GMP certifications or obtain additional GMP certifications for any new facilities could have a material adverse impact on our business, financial condition and operating results. Additionally, failure to renew our GMP certifications or obtain additional GMP certifications for any new facilities could have a material adverse impact on our business, financial condition and operating results.

We may have difficulty conducting business with banks and other financial institutions.

Because cannabis sales, use or possession are highly regulated or prohibited in most countries, banks in the United States and many other countries will not accept funds for deposit from, or facilitate transactions with, businesses involved with cannabis, due mostly to perceived risk related to anti-money laundering laws. This is the case even if the cannabis business is compliant with applicable law. As a result, we may have difficulty opening a bank account, maintaining an existing bank account or obtaining a credit facility in certain jurisdictions, which may make it difficult for us to operate and for potential customers, suppliers and partners to do business with us, and may raise the cost and burden of banking for us.

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

Risks Related to Our International Operations

We are subject to additional risks as a result of international operations.

We operate in Colombia, Germany, Israel, Australia and the United States. Our operations and marketing initiatives expose us and our representatives, agents and distributors to risks inherent to operating in foreign jurisdictions that could materially adversely affect our business, financial condition and results of operations. These risks include (i) country-specific taxation policies, and potential additional tax liabilities resulting from changes to tax regulation and interpretation, (ii) imposition of additional foreign governmental controls or regulations, (iii) export and import and permits, registrations and license requirements, (iv) changes in tariffs and other trade restrictions, (v) international trade barriers due to national or international policies, (vi) complexity of collecting receivables and managing cash receipts in a foreign jurisdiction and (vii) government economic interventions.

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

We may be subject to global or regional economic crises, particularly in the emerging markets in which we operate.

Global or regional economic crises could negatively affect investor confidence in emerging markets or the economies of the countries in which we operate. A significant decline in economic growth or a sustained economic downturn for any one of our operating jurisdictions’ major trading partners (including the EU, the United States, and Latin American countries) could have a material adverse impact on the balance of trade and remittances, resulting in lower economic growth. Global economic downturns, such as that resulting from the ongoing military conflict between Russia and Ukraine and economic sanctions related thereto, have adversely affected, and could continue to adversely affect, the global economy and cause instability in the regions in which we operate.

Additionally, our operations in emerging markets poses a greater degree of risk than investment in more mature market economies because the economies in the developing world are more susceptible to destabilization resulting from domestic and international developments. For example, Colombia, where we have historically conducted most of our production, has a history of economic instability and crises (such as inflation or recession). Inflation, foreign currency fluctuations, regulatory policies or business and tax regulations occurring in emerging markets in which we operate could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Litigation

We are subject to laws and regulations relating to our relationship with our employees, and could be subject to liability arising from illegal activity by our employees, contractors and consultants.

We are subject to various laws and regulations relating to our relationship with our employees in each of the countries in which we operate, including, among others, those relating to minimum wage and break requirements, health benefits, overtime, and working conditions and immigration status. These laws and regulations continually evolve and change, and compliance may be costly and time-consuming. Changes in applicable laws and regulations, or failure to comply with them could result in, among other things, increased exposure to litigation, including employee litigation, administrative enforcement actions, audits or governmental investigations or proceedings, revocation of licenses or approvals, and fines.

Additionally, in certain circumstances we may be legally responsible for fraudulent or other illegal activity of our employees, contractors and consultants. Violations by these parties of (i) government regulations, (ii) manufacturing standards, (iii) federal, state and provincial healthcare fraud and abuse laws and regulations, or (iv) laws that require the true, complete and accurate reporting of financial information or data could result in liability for us. If any actions are brought against us, including by regulators, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, financial and contractual damages, reputational harm and the curtailment of our operations, any of which would have an adverse effect on our business, financial condition and results from operations.

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

Our common shares and warrants are listed on Nasdaq under the symbols “CLVR” and “CLVRW,” respectively. Nasdaq requires listed companies to comply with certain standards in order to remain listed on its exchange. On September 29, 2022, we received a deficiency notice from the Listing Qualifications department (the “Staff”) of Nasdaq because our closing share price was below $1.00 for 30 consecutive business days between August 17, 2022 through September 28, 2022 (the “Minimum Bid Price Requirement”). Our initial 180 calendar day compliance period ended March 28, 2023. On March 29, 2023, we received a second notice (the “Second Notice”) from Nasdaq indicating that, while we have not regained compliance with the Minimum Bid Price Requirement, the Staff has determined that we are eligible for an additional 180 calendar day period, or until September 25, 2023 (the “Second Compliance Period”), to regain compliance. According to the Second Notice, the Staff’s determination was based on (i) our common shares meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and (ii) the written notice of our intention to cure the deficiency during the Second Compliance Period by effecting a reverse share split, if necessary. If at any time during the Second Compliance Period, the closing bid price of the Company’s common shares is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide us written confirmation of compliance. The Staff may, in its discretion, require the Company to maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance. If we choose to implement a reverse share split, we must complete the split no later than 10 business days prior to the expiration of the Second Compliance Period. In the event we do not regain compliance with Rule 5550(a)(2) prior to September 25, 2023, the Staff may notify us that our common shares are subject to delisting. We may appeal such a delisting determination to a Nasdaq hearing panel and the delisting may be stayed pending the panel’s determination. At such hearing, we would present a plan to regain compliance and Nasdaq would then subsequently render a decision. To the extent that we are unable to resolve a listing deficiency, there is a risk that our common shares may be delisted from Nasdaq, which would adversely impact the liquidity of our common shares and potentially result in even lower bid prices for our common shares. If, for any reason, Nasdaq delists our common shares from trading on its exchange for failure to meet its listing standards, we and our shareholders could face significant material adverse consequences.

The market price of our securities has been volatile and may be volatile in the future, and, as a result, investors in our securities could incur substantial losses.

Our common shares and warrants began trading on Nasdaq on December 18, 2020 in connection with the closing of the Business Combination. During the year ended December 31, 2022, the high and low closing prices for our common shares were

$3.84 and $0.29, respectively, with an intraday high and low of $3.98 and $0.29, respectively. In 2023, through the date of this Form 10-K, the high and low closing prices of our common shares were $0.57 and $0.31, respectively, with an intraday high and low of $0.57 and $0.31, respectively. We have experienced price volatility in our stock, which could cause investors to experience losses on their investment in our securities.

Further, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. If this occurs, it could cause our stock price to fall further and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

A possible “short squeeze,” due to a sudden increase in demand of our common shares that largely exceeds supply, may lead to additional price volatility.

Historically there has not been a large short position in our common shares. However, in the future investors may purchase our common shares to hedge existing exposure or to speculate on the price of our common shares. Speculation on the price of our common shares may involve long and short exposures. To the extent an aggregate short exposure in our common shares becomes significant, investors with short exposure may be required to pay a premium to purchase shares for delivery to share lenders if purchases are made when the price of our common shares is experiencing a significant increase, particularly over a short period of time. Those purchases may in turn, dramatically increase the price of our common shares. This is often referred to as a “short squeeze.” A short squeeze could lead to additional volatility in our common shares that is not directly correlated to our operating performance.

We may issue additional common shares or other equity securities without shareholder approval, which would dilute your ownership interests and may depress the market price of our common shares.

As of March 27, 2023, we had 44,577,483 common shares and 17,777,361 warrants to acquire common shares issued and outstanding. Subject to the requirements of the Business Corporations Act (British Columbia) (“BCA”), our Articles authorize us to issue common shares and rights relating to our common shares for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. There are 2,813,215 common shares reserved for issuance under the 2020 Plan, subject to adjustment in certain events. We issued 14,994,765 shares for the year ended December 31, 2022, and may continue to issue shares under our “at-the-market” (“ATM”) program pursuant to our effective shelf registration statement on Form S-3 (the “Shelf Registration Statement”). Any common shares issued or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by you.

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

In addition, we may attempt to obtain financing or to further increase our capital resources by issuing additional common shares or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or preferred shares. To facilitate such financing, we have the Shelf Registration Statement on file with the SEC, which includes a prospectus supplement for an ATM offering. To date, we have issued and sold 14,994,765 shares pursuant to the ATM Prospectus and may issue and sell additional shares. Future acquisitions could require substantial additional capital in excess of cash from operations. We may obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.

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

Certain provisions of our Articles could make it more difficult for a third party to acquire the Company without the consent of our board of directors. These provisions include the advance notice policy adopted by us, terms of any future rights or restrictions of the preferred shares, rights of the directors to issue our shares or other securities, and our rights to purchase our own shares. In addition, limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act in Canada. This legislation permits the Commissioner of Competition of Canada to review any acquisition of a significant interest in our Company. Further, our Articles provide for the exclusive forum of the provincial courts in British Columbia, Canada for substantially all disputes between us and our shareholders (except claims arising under the Securities Act and the Exchange Act), which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, other employees or shareholders. These provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management or our board of directors. These anti-takeover provisions could substantially impede your ability to benefit from a change in control or change in our management and our board of directors and, as a result, may adversely affect the market price of our common shares and your ability to realize any potential change of control premium.

If securities and industry analysts no longer publish research or publish inaccurate or unfavorable research about our business, the price of our common shares and trading volume could decline.

The trading market for our common shares relies and will continue to rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. If one or more of the analysts who cover us downgrade our common shares or publish inaccurate or unfavorable research about our business, the price of our common shares would likely decline, as could the trading volume.

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

The exercise price for the outstanding warrants is $11.50 per common share, and each warrant entitles the holder to purchase one common share. On March 27, 2023 the closing price of our common shares was $0.40. The exercise period for the warrants expires five years following the closing of the Business Combination, which occurred on December 18, 2020. There can be no assurance that the warrants will be in the money prior to their expiration, and as such, the warrants may expire worthless.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the warrants worthless.

We have the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant in the case that the last reported sales price of our common shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the warrant holders. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. In addition, we may redeem your warrants for a number of common shares determined based on the redemption date and the fair market value of our common shares. Any such redemption may have similar consequences to a cash redemption described above. None of the private placement warrants will be redeemable by us so long as they are held by Schultze Special Acquisition Sponsor, LLC or its permitted transferees.

We are an “emerging growth company” and a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common shares may be less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act and may remain an emerging growth company for up to five years following the date of the first sale of our common shares pursuant to an effective registration statement. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, the information we provide shareholders will be different than the information that is available with respect to other public companies, which could be viewed unfavorably by investors.

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

Substantially all of our assets are located outside of the United States and certain of our officers and directors reside outside of the United States. As a result, it may be difficult, or in some cases impossible, for investors in the United States to enforce their legal rights against or to effect service of process upon certain of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities under United States laws. Our Articles also provide for the exclusive jurisdiction of provincial courts in British Columbia, Canada for certain shareholder lawsuits (except claims arising under the Securities Act and the Exchange Act), which may limit your ability to obtain a favorable judicial forum for disputes with us or our directors, officers, other employees or shareholders.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

The Company is a corporation organized under the laws of British Columbia, Canada. The Company was formed on July 23, 2020. Our registered and records office is located at 20th Floor, 250 Howe St., Vancouver, British Columbia, V6C 3R8. Our principal executive office is located at Bodega 19-B Parque Industrial Tibitoc P.H, Tocancipá - Cundinamarca, Colombia.

Colombia. We have 18 greenhouses which include 1.8 million square feet of cultivation space. With 6 million square feet of leased or owned land, our greenhouse cultivation can be expanded to approximately 2.5 million square feet at our existing operating site. We also own a 40,000 square feet post-harvest facility. We own approximately 14,000 square feet and lease approximately 78,000 square feet of industrial property near Bogota. We lease a corporate office of approximately 1,100 square feet in Bogota.

Portugal. The Company owned agricultural and post-harvest facilities in Portugal which have since been wound down as a result of a restructuring initiative that was undertaken by management during December 2022.

Tempe, Arizona. We lease an approximately 45,000 square feet manufacturing, processing facility and office in Tempe, Arizona, which serves as the production center and corporate office for Herbal Brands.

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

Holders

As of March 27, 2023, we had approximately 1,939 holders of record of our common shares and three holders of record of our warrants. The actual number of holders of our common shares and warrants is greater than this number of record holders, and includes holders who are beneficial owners, but whose securities are held in street name by brokers and other nominees.

Dividends

We have not paid any cash dividends on our common shares to date, and there are no current plans to pay cash dividends on our common shares. The declaration, amount and payment of any future dividends will be at the sole discretion of the Board.

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities during the year ended December 31, 2022.

Unregistered Securities Sold During Fiscal Year 2022

In connection with conversions under the and the Catalina LP Convertible Note, issued in connection with the Notes Purchase Agreement, dated July 19, 2021, between the Company and Catalina LP (the “Catalina LP Convertible Note”), during the year ended December 31, 2022, we issued 1,507,000 common shares. These issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption from registration based in part on representations made by the holder of the Catalina LP Convertible Note in the exchange agreements pursuant to which the common shares were issued.

Securities Authorized for Issuance under Equity Compensation Plan

Information concerning our equity compensation plans is set forth in Item 12 of Part III of this Form10-K.

Item 6. [Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the “Business” section and our audited consolidated financial statements as of and for the year ended December 31, 2022, which are included elsewhere in this Form 10-K. The financial information contained herein is taken or derived from such consolidated financial statements, unless otherwise indicated. The following discussion contains forward-looking statements. Actual results could differ materially from those that are discussed in these forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-K, particularly under “Risk Factors.”

Amounts are presented in thousands of U.S. dollars, except for per share data or as otherwise noted.
Our Company
We are a multi-national operator in the botanical cannabinoid and nutraceutical industries, with operations and investments in Colombia, Germany, the United States, Canada, and through December 2022, Portugal. We are working to develop one of the industry’s leading, low-cost global supply chains with the goal of providing high quality, pharmaceutical grade cannabis and wellness products to customers and patients at competitive prices produced in a sustainable and environmentally friendly manner. Our customers consist of retail distributors and pharmaceutical and cannabis companies, and pharmacies. The Company approved a plan to shut down its cultivation activities in Portugal in December 2022 to preserve cash and to cease all operations in Portugal. As we work to complete the wind-down process for our Portugal operations, we are also preparing for the sale process of these assets, with a goal to complete the sale during the fiscal year ending December 31, 2023.

We have invested in ecologically sustainable, large-scale, cultivation and processing, as the cornerstone of our medical cannabinoid business, and we seek to continue to develop strategic distribution channels and brands.
We currently own approximately 1.8 million square feet of greenhouse cultivation capacity in Colombia. In addition, our pharmaceutical-grade extraction facility is capable of processing 108,000 kilograms of dry flower per year.

In July 2020, we became one of a small number of vertically integrated cannabis companies in the world to receive European Union Good Manufacturing Practices (“EU GMP”) certification for our Colombian operations. We believe this certification will provide us with one of the largest quality-certified licensed capacities for cannabis cultivation and cannabinoid extraction globally, while our strategically located operations allow us to produce our products at a fraction of the average cost of production incurred by our peers in Canada and the United States.
In addition to the cannabinoid business, we are also engaged in the non-cannabinoid business of formulating, manufacturing, marketing, selling, distributing, and otherwise commercializing nutraceutical and other natural remedies, and wellness products to more than 20,000 retail locations across the United States, through our wholly owned subsidiary Herbal Brands, Inc. Herbal Brands has an Arizona based GMP-compliant, FDA registered facility and is a national distributor of nutraceutical products. Herbal Brands’ nationwide customer base provides a platform we intend to leverage for greater potential cannabinoid distribution in the future, should U.S. federal laws change and regulations permit.
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
1.    The Cannabinoid operating segment is comprised of the Company’s cultivation, extraction, manufacturing, commercialization, and distribution of cannabinoid products. This operating segment is in the early stages of commercializing cannabinoid products internationally subject to applicable international and state laws and regulations. Our customers and sales for our cannabinoid segment products are mostly outside of the U.S.
2.    The Non-Cannabinoid operating segment is comprised of the brands and manufacturing assets acquired as part of our acquisition of Herbal Brands. The segment is engaged in the business of formulating, manufacturing, marketing, selling, distributing, and otherwise commercializing wellness products and nutraceuticals, excluding cannabinoid products. Our principal customers for the Herbal Brands products include specialty and health retailers, mass retailers and specialty and health stores in the United States.

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

Global medical market expansion. Medical cannabis is now authorized at the national or federal level in over 41 countries, and more than half of these countries have legalized or introduced significant reforms to their cannabis-use laws to broaden the scope of permitted medical uses beyond the original parameters. Over the past three years, we have established regional operations in Colombia, Germany, the United States and Canada, and we have invested significant resources in personnel and partnerships to build the foundation for new export channels. The Company also owned agricultural and post-harvest facilities in Portugal which have since been wound down as a result of a restructuring initiative that was undertaken by management during December 2022.
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
Regulatory expertise and adaptation. As more markets welcome the importation of cannabis or hemp products for commercial purposes, this will require navigating and complying with the strict and evolving cannabis regulations across the different geographies. We have built a global regulatory team that is experienced in developing good relationships with regulatory agencies and governments that govern and shape the cannabis industry in their respective jurisdictions. Key expertise includes complying with and securing quotas, product approvals, export permits, import permits and other geographic specific licenses.
Strategically expanding productive capacity and manufacturing capabilities. It is beneficial to have low operating costs and to control the production process to generate consistency and quality on a large scale. As we seek to expand into new markets and grow our presence in existing markets, we will need significant investments in cultivation and processing, which will necessitate additional capital. We also aim to increase productive capacity through innovation in cultivation or processing methods, improving yields and output levels of our existing assets. While we believe our core cultivation and extraction operations in Colombia are adequately sized for our current business operations, as our cannabis sales grow and expand to flower products, we plan to expand our operations in Colombia and invest in advanced processing or finished good manufacturing capabilities.
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
The following table presents select operational and financial information of the Cannabinoid segment for the years ended December 31, 2022 and 2021:

	Year ended December 31,
Operational information:	2022	2021	Change
(In $000s, except kilogram and per gram data)
Kilograms (dry flower) harvested(a)	11,123	52,159	(41,036)	(79)%
Costs to produce (b)	$9,661	$11,438	$(1,777)	(16)%
Costs to produce per gram	$0.87	$0.22	$0.65	N/M

Selected financial information:
Revenue	$6,119	$3,242	2,877	89%
Kilograms sold(c)	13,880	11,131	2,749	25%
Revenue per grams sold	$0.44	$0.29	$0.15	51%
N/M: Not a meaningful percentage
(a)    Kilograms (dry flower) harvested - represents the weight of dried plants post-harvest both for sale and for research and development purposes. This operating metric is used to measure the productivity of our farms.
(b)    Costs to produce - includes costs associated with cultivation, extraction, depreciation and quality assurance related to kilograms (dry flower) harvested.
(c)    Kilograms sold - represents the amount in kilograms of product sold in dry plant equivalents. Extract is converted to dry plant equivalent for purposes of this metric.

During the years ended December 31, 2022 and 2021 we sold 13,880 and 11,131 kilograms, respectively, of dry flower equivalent. For the years ended December 31, 2022 and 2021, our cannabinoid segment sales were primarily in Australia, Germany, Israel, and Brazil. The increase in sale of dry flower equivalent for the Cannabinoid segment was due to continued expansion of sales activity including improvement in product mix.
We harvested 11,123 kilograms of cannabinoids in the year ended December 31, 2022, as compared to 52,159 kilograms in the year ended December 31, 2021. The decrease was primarily attributable to a decrease in our planned reduction in our production capacity at our Colombia facility in order to manage inventory levels and focus on higher margin products.
Costs to produce were approximately $0.87 per gram of dry flower equivalent for the year ended December 31, 2022, as compared to $0.22 per gram of dry flower equivalent for the year ended December 31, 2021. The increase was primarily driven by our significantly reduced agricultural output in Colombia and continued extraction processing costs on current inventory in Colombia, as well as higher expenses associated with our Portugal facilities that we are in the process of winding down.
Recent Developments

Bid Price Deficiency

On September 29, 2022, the Company received a notice (the “Notice”) from the Listing Qualifications department (the “Staff”) of Nasdaq notifying the Company that, based upon the closing bid price of the Company’s common shares for the 30 consecutive business day period between August 17, 2022 through September 28, 2022, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Notice also indicated that the Company would be provided 180 calendar days, or until March 28, 2023, to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

On March 29, 2023, the Company received a second notice (the “Second Notice”) from Nasdaq indicating that, while the Company has not regained compliance with the Minimum Bid Price Requirement, the Staff has determined that the Company is eligible for an additional 180 calendar day period, or until September 25, 2023 (the “Second Compliance Period”), to regain compliance. According to the Second Notice, the Staff’s determination was based on (i) the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and (ii) the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse share split, if necessary. If at any time the Second Compliance Period, the closing bid price of the Company’s common shares is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide the Company written confirmation of compliance. The Staff may, in its discretion, require the Company to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance. If the Company chooses to implement a reverse share split, it must complete the split no later than 10 business days prior to the expiration of the Second Compliance Period. If compliance cannot be demonstrated by September 25, 2023, the Staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal the Staff’s determination to a Hearings Panel.

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

As of December 31, 2022, there was no outstanding principal balance, including interest, of the Herbal Brands Loan. For more information, see Note 11 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K.
Impact of COVID-19 Pandemic

The COVID-19 pandemic and restrictions aimed at stopping its spread have had, and may continue to have, an adverse impact on our performance and results of operations. Such restrictions have resulted in disruptions in global supply chains, including the business operations of our third-party manufacturers, suppliers and vendors. This has resulted in our inability to secure adequate supply of certain intermediate goods on which our business depends, longer lead times for receiving such goods, and inflationary pressures. It has also delayed our planned expansion of certain product line and production processes. If new variants emerge, such disruptions may persist. In addition, the effects of COVID-19 may delay our research and development programs and our ability to execute certain of our strategic plans, including recruiting senior management professionals, construction, new product launches, new market expansions, acquisitions and access to capital. Future GMP inspections, inclusions or certifications for new product capabilities could be delayed due backlogs or restrictions on travel. For example the COVID-19 pandemic affected the completion of licensing in Portugal due to INFARMED’s delay conducting physical inspections of our facilities. Our licensing could also be delayed if regulators are directed to focus their time and resources on the health emergency instead of licensing activities. Similarly, such reprioritization may slow efforts to efficiently regulate or legalize cannabis in many countries.

Even after the pandemic subsides, our businesses could be negatively impacted if the effects of COVID-19 result in lasting changes in consumer behavior, including as a result of a decline in discretionary spending or changed preferences. We cannot predict the ongoing negative impact of the COVID-19 pandemic on our business, nor how long such effects will last.

Equity Distribution Agreement

On January 14, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent”). Under the terms of the Equity Distribution Agreement, we may issue and sell our common shares, without par value, having an aggregate offering price of up to $50,000 from time to time through the Agent. The issuance and sale of the common shares under the Equity Distribution Agreement have been made, and any such future sales will be made, pursuant to our effective registration statement on Form S-3 (File No. 333-262183), which includes an “at-the-market” (“ATM”) offering prospectus supplement (the “Prospectus Supplement”), as amended from time to time.

Following the filing of this annual report on Form 10-K, we expect to be subject to the limitations under General Instruction I.B.6 of Form S-3. As such, we will not be able to sell more than one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates, with such aggregate market value calculated using figures from a date or dates, as the case may be, within the preceding 60-days from the date of filing this Annual Report.

For the year ended December 31, 2022, the Company had issued and sold 14,994,765 shares pursuant to the ATM offering, for aggregate net proceeds $26,325, which consisted of gross proceeds of $27,686 and $1,361 equity issuance costs. No shares were sold pursuant to the ATM offering during the three months ended December 31, 2022.

Restructuring and Asset Impairment

The Company has been reviewing, planning, and implementing various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and optimizing its business model. As part of this process, the Company undertook several restructuring activities during 2022.

In February 2022, with the passage of Regulation 227, followed by the Joint Resolution 539 of 2022 by the Colombian Government in April 2022, the Company could export cannabis flower for medicinal use. With this significant development, the Company evaluated its current production capacity for cannabis extracts and thus identified the need to scale back on some of the extraction capacity and related assets. This initiative included a global workforce reduction and actions to right-size the
Company’s extraction related assets, which triggered some asset write-off charges.

In December 2022, the Company approved a plan to shut-down its cultivation activities in Portugal in order to preserve cash. Subsequently, in January 2023, the Company further approved the wind-down of the entire Portuguese operations to improve operating margin and solely focusing its Cannabis cultivating and production in Colombia. Under this restructuring plan, the Company expects its Portuguese flower cultivation, post-harvest processes, and manufacturing activities to cease in full by the end of the first quarter of 2023. As we work to complete the wind-down process for our Portugal operations, we are also preparing for the sale process of these assets, with a goal to complete the sale during the fiscal year ending December 31, 2023.

Our restructuring charges in 2022 are comprised primarily of costs related to asset abandonment, including future lease commitments, and employee termination costs related to headcount reductions.

The Company does not expect further material charges because of the closure of the Portugal facilities. For more information, see Notes 21 and 22 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K.

Components of Results of Operations
Revenue — in our Cannabinoid segment, revenue is primarily comprised of sales of our cannabis products, which currently include cannabis flowers, cannabidiol isolate, full spectrum and standardized extracts. In our Non-Cannabinoid segment, revenue is primarily composed of sales of our nutraceutical products to our retail customers. As we have only recently begun to carry out our cannabinoid sales operations, our main revenues are derived from our Herbal Brands business.
Cost of Sales — in our Cannabinoid segment, cost of sales is primarily composed of pre-harvest and post-harvest costs. Pre-harvest costs include labor and direct materials to grow cannabis, which includes water, electricity, nutrients, integrated pest management, growing supplies and allocated overhead. Post-harvest costs include costs associated with drying, trimming, blending, extraction, purification, quality testing and allocated overhead. Total cost of sales also includes cost of sales associated with accessories and inventory adjustments. In our Non-Cannabinoid segment, cost of sales primarily includes raw materials, labor, and attributable overhead, as well as packaging labelling and fulfillment costs.
Operating Expenses — We classify our operating expenses as general and administrative, sales and marketing, and research and development expenses.
•    General and administrative expenses include salary and benefit expenses for certain employees, including share-based compensation, costs of legal expenses, professional services, general liability insurance, rent and other office and general expenses. It also includes shipment and fulfillment costs which is made up of costs of packaging, labelling, courier services and allocated overhead.
•    Sales and marketing expenses consist primarily of services engaged in marketing and promotion of our products and costs associated with initiatives and development programs and salary and benefit expenses for certain employees.
•    Research and development expenses primarily consist of salary and benefit expenses for employees engaged in research and development activities, as well as other general costs associated with R&D activities.

Results of Operations

Year Ended December 31, 2022 compared to year ended December 31, 2021

Consolidated Statements of Net Loss Data
(in thousands of U.S. dollars)

	Year ended December 31,
	2022	2021

Revenue, net	$17,800	$15,374
Cost of sales	(13,470)	(8,565)
Gross profit	4,330	6,809
General and administrative expenses	27,815	39,279
Sales and marketing expenses	1,897	2,915
Research and development	1,719	1,546
Goodwill impairment	—	18,508
Depreciation and amortization expenses	2,059	1,768
Intangible asset impairment	19,000	—
Restructuring expenses	26,942	—
Total expenses	79,432	64,016
Loss from operations	(75,102)	(57,207)
Interest expense and amortization of debt issuance cost	2,702	6,818
Gain on remeasurement of warrant liability	(2,092)	(16,856)
Gain on investments	(6,851)	—
Loss (gain) on debt extinguishment, net	2,263	(3,262)
Foreign exchange loss	1,129	1,276
Other expense (income), net	202	(502)
Total other income, net	(2,647)	(12,526)
Loss before income taxes and equity investment loss	(72,455)	(44,681)
Deferred income tax (recovery) expense	(6,650)	950
Current income tax expense	296	—
Equity investment and securities loss	64	95
Net loss	$(66,165)	$(45,726)

Revenue by Channel
(in thousands of U.S. dollars)
The following table provides our revenues by channel for the years ended December 31, 2022 and 2021.

	Year ended December 31,
	2022	2021
Mass retail	$9,920	$8,070
Distributors	6,796	5,835
Specialty, health and other retail	578	945
E-commerce	506	524
Total	$17,800	$15,374

Revenue
Revenue increased to $17,800 for the year ended December 31, 2022 from $15,374 for the year ended December 31, 2021. The increase was driven by increased sales in our Cannabinoid segment, in part offset by a slight decrease in our Non-Cannabinoid segment. The growth in our Cannabinoid segment sales reflects continued expansion of sales activity including increased sales of higher margin products and ramping commercial pathways across our core markets. The decreased sales in our Non-Cannabinoid segment were driven by current economic challenges faced by our mass retailers and specialty channels during the year ended December 31, 2022 partially offset by an increase in price.
Cost of sales
Cost of sales, increased to $13,470 for the year ended December 31, 2022 as compared to $8,565 for the year ended December 31, 2021. The increase was due to costs associated with sales from both our Non-Cannabinoid and Cannabinoid segments and increased inventory provisions related to aged, obsolete or unusable inventory, during the year ended December 31, 2022 as compared to the prior year.
During the years ended December 31, 2022 and 2021, we recognized inventory provision of $4,736 and $2,980, respectively, to cost of sales for inventory, primarily related to aged, obsolete or unsaleable inventories.
Operating expenses
(in thousands of U.S. dollars)

	Year ended December 31,
	2022	2021	Change
General and administrative	$27,815	$39,279	(11,464)	(29)%
Sales and marketing	1,897	2,915	(1,018)	(35)%
Research and development	1,719	1,546	173	11%
Goodwill impairment	—	18,508	(18,508)	(100)
Depreciation and amortization	2,059	1,768	291	16%
Intangible asset impairment	19,000	—	19,000	N/M
Restructuring expenses	26,942	—	26,942	N/M
Total operating expenses	$79,432	$64,016
(as a percentage of revenue)
General and administrative	156%	250%
Sales and marketing	11%	25%
Research and development	10%	10%
Goodwill impairment	—%	120%
Depreciation and amortization	12%	11%
Intangible asset impairment	107%	—
Restructuring expense	151%	—
Total operating expenses	446%	416%
N/M: Not a meaningful percentage
General and administrative. General and administrative expenses decreased to $27,815 for the year ended December 31, 2022 from $39,279 for the year ended December 31, 2021, primarily due to the decrease in share-based compensation related to forfeitures as a result of restructuring, along with other cost cutting measures, partially offset by a slight increase in payroll related expenses.

Sales and marketing. Sales and marketing expenses decreased to $1,897 for the year ended December 31, 2022 from $2,915 for the year ended December 31, 2021. The decrease in spending was due to cost control measures instituted by the Company.
Research and development. Research and development expenses increased to $1,719 for the year ended December 31, 2022 from $1,546 for the year ended December 31, 2021. The increase is primarily due to research and development activities related to our cannabinoid products development.
Goodwill impairment. During the year ended December 31, 2022 we recognized no charges in goodwill impairment as compared to goodwill impairment charge of $18,508 for the year ended December 31, 2021. The goodwill impairment charge of $18,508 for the year ended December 31, 2021 was related to the cannabinoid segment. For more information, see Note 9 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K.
Depreciation and amortization. Depreciation and amortization expenses increased to $2,059 for the year ended December 31, 2022 from $1,768 for the year ended December 31, 2021. The increase is mainly attributable to higher amortization cost recognized during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase in depreciation and amortization cost recognized was as a result of capital expenditures of our cultivation and post-harvest assets in Portugal, which we are in the process of winding down. see Note 21 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K.

Restructuring expense. Restructuring expense increased to $26,942 for the year ended December 31, 2022 from $nil for the year ended December 31, 2021. The increase is primarily attributable to a wind-down of Portugal operations. For more information, see Note 21 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K.

Intangible asset impairment. During the year ended December 31, 2022, we recognized intangible asset impairment charge of $19,000 related to Colombian cannabis-related licenses. The intangible asset impairment was related to the carrying value of the cannabis-related licenses intangible assets was not recoverable based on the excess of the carrying value of the asset group over the undiscounted future cash flow. For more information, see Note 8 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K.

Non-operating income and expenses
(in thousands of U.S. dollars)

	Year Ended December 31,
	2022	2021	Change

Interest expense, net and amortization of debt issuance cost	$2,702	$6,818	$(4,116)	(60)%
Gain on remeasurement of warrant liability	(2,092)	(16,856)	14,764	(88)%
Gain on other investments	(6,851)	—	(6,851)	N/M
Loss (gain) on debt extinguishment, net	2,263	(3,262)	5,525	(169)%
Foreign exchange loss	1,129	1,276	(147)	(12)%
Other expense (income), net	202	(502)	704	(140)%
Total	$(2,647)	$(12,526)	$9,879	N/M
N/M: Not a meaningful percentage
Interest expense, net and amortization of debt issuance cost. Interest expense, net and amortization of debt issuance cost, net for the year ended December 31, 2022 was $2,702 as compared to $6,818 for the year ended December 31, 2021. The decrease was due to no expense recognized related to the debt issuance costs in connection with the 2022 Convertible Notes and the debt discount costs in connection with the beneficial conversion factor related to the 2024 Convertible Note both of which occurred in 2021. For additional details, see Note 11 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K.
Gain on remeasurement of warrant liability. Gains on remeasurement for the years ended December 31, 2022 and 2021 were $2,092 and $16,856, respectively. The gains for both periods are directly attributable to remeasurement of the warrant liability at December 31, 2022 and December 31, 2021 due to the decline in the underlying value related to the private warrants. For more information refer to Note 12 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K.
Gain on investments. Gain on investment for the year ended December 31, 2022 was $6,851. There was no loss or gain on investment for the year ended December 31, 2021. The gain on investments in 2022 was related to the sale of Cansativa shares to an unrelated third-party and revaluation of the Company's retained interest of the shares still held. For more information, see Note 7 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K.
Loss (gain) on debt extinguishment, net. The Company recognized a net loss on debt extinguishment of $2,263 for the year ended December 31, 2022 as compared to recognizing a net gain on debt extinguishment of $3,262 for the year ended December 31, 2021. The loss on debt extinguishment during the year ended December 31, 2022 was primarily related to the September 2023 Catalina LP Secured Convertible note. The gain on debt extinguishment during the year ended December 31, 2021 was primarily due to the extinguishment of debt in connection with the settlement of the 2022 Convertible Notes. For additional details, see Note 11 to our audited consolidated financial statements for the year ended December 31, 2021 included in this Form 10-K.
Foreign exchange loss. The impact of foreign exchange for the year ended December 31, 2022 was a loss of $1,129 compared to a loss of $1,276 for the year ended December 31, 2021. The decreased foreign exchange losses for the year ended December 31, 2022 were primarily driven by the exchange rate fluctuations between the Euro and the U.S. Dollar.
Other expense (income), net. Other expense (income), net includes costs not individually material to our consolidated financial statements.
Operating Results by Business Segment
Our management evaluates segment profit/loss for each of our reportable segments. We define segment profit/loss as income from operations before interest, taxes, depreciation, amortization, share-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 16 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K.
Revenue by segment
(in thousands of U.S. dollars)

	Year ended December 31,
	2022	2021
Segment Revenue:
Cannabinoid	$6,119	$3,242
Non-Cannabinoid	11,681	12,132
Total Revenue	$17,800	$15,374

Cannabinoid. Cannabinoid revenue increased to $6,119 for the year ended December 31, 2022, from $3,242 for the year ended December 31, 2021, driven primarily by increased sales of higher margin products and ramping commercial pathways across our core markets.
Non-Cannabinoid. Revenue for the year ended December 31, 2022 decreased to $11,681 from $12,132 for the year ended December 31, 2021 driven by current economic challenges faced by our mass retailers and specialty distributors during the year ended December 31, 2022.
Segment Profit/(Loss)
(in thousands of U.S. dollars)

	Year ended December 31,		Change
	2022	2021	$	%
Segment Profit/(Loss):
Cannabinoid	$(63,720)	$(16,915)	(46,805)	277%
Non-Cannabinoid	1,346	2,631	(1,285)	(49)%
Total Segment Loss (a)	$(62,374)	$(14,284)	(48,090)	337%
(a) For a reconciliation of segment profit/(loss) to loss before income tax (recovery) see Note 16 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K.

Cannabinoid — Cannabinoid segment loss increased to $63,720 for the year ended December 31, 2022 from $16,915 for the year ended December 31, 2021 primarily due to the restructuring charges relating to the wind down of our operations in Portugal and the impairment charges related to its indefinite-lived intangible assets.
Non-Cannabinoid — Non-Cannabinoid segment profit decreased to $1,346 for the year ended December 31, 2022 compared to $2,631 the year ended December 31, 2021. The decrease was primarily attributable to lower sales combined with increased payroll related costs and sales and marketing costs, partially offset by an increase in price.
Liquidity and Capital Resources

We are actively seeking sources of financing to fund our continued operations. There can be no assurance that we will be able to complete any financing transaction in a timely manner or on acceptable terms or otherwise. If we are not able to raise additional cash, we may be forced to suspend or curtail planned programs, or cease operations altogether.

The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented:
(in thousands of U.S. dollars)

	Year ended December 31,
	2022	2021
Net cash used in operating activities	$(29,066)	$(36,233)
Net cash provided by (used in) investing activities	1,192	(7,280)
Net cash provided by financing activities	3,289	1,834
Effect of foreign currency translation on cash and cash equivalents	(226)	(82)
Cash, cash equivalents, and restricted cash beginning of period	$37,699	$79,460
Cash, cash equivalents, and restricted cash end of period	$12,888	$37,699
(Decrease) in cash and cash equivalents and restricted cash	$(24,811)	$(41,761)

Cash flows used in operating activities
The decrease in net cash used in operating activities during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily the result of decreased operating and other expenses due to implementation of cost cutting measures, and changes in operating assets and liabilities.
Cash flows from investing activities
The increase in net cash provided by investing activities during the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to reduced capital expenditures as offset by sale of investments in 2022. The gain on investments was related to the sale of Cansativa shares to an unrelated third-party and revaluation of the Company's retained interest of the shares still held. For more information, see Note 7 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K.
Cash flows from financing activities
The increase in net cash provided by financing activities during the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily driven by the net proceeds from issuance of shares under the Equity Distribution Agreement and the related shelf registration statement, offset in part by the repayment of the 2024 Convertible Note and the Herbal Brand Loans. For more information refer to Note 11 and 12 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K.
Sources of Liquidity
We have historically financed our operations through the issuance of shares, the issuance of convertible debt and our cash from operations. As of December 31, 2022, and December 31, 2021, we had cash and cash equivalents (excluding restricted cash) of $12,449 and $37,226, respectively, which were held for working capital and general corporate purposes. This represents an overall decrease of $24,777. As of December 31, 2022, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the consolidated financial statements were issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our outstanding warrants entitle the holder to receive one common share for each warrant, at an exercise price of $11.50 per warrant. No amount was received from the exercise of warrants during the year ended December 31, 2022. As of March 22, 2023, we have 17,840,951 warrants outstanding.

During the year ended December 31, 2022, we entered into the Equity Distribution Agreement and filed the related shelf registration statement on Form S-3 (as described above under the caption “Equity Distribution Agreement”), which we believe will provide an ongoing source of liquidity. Due to our current public float and applicable SEC rules and regulations, our ability to raise capital pursuant to this shelf registration statement may be limited. As of the date of filing this Form 10-K, the Company is again subject to “baby shelf” rules pursuant to Instruction I.B.6. of Form S-3. Pursuant this baby shelf cap, the Company may not offer to or sell equity securities for more than one-third of its public float, which, as of the date of this filing, limits the aggregate offering price pursuant to the ATM to approximately $7,516, but may increase if and when the Company’s public float increases. See Note 12 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K for more information.

We have had operating losses and negative cash flows from operations since inception and expect to continue to incur net losses for the foreseeable future until such time, if ever, that we can generate significant revenue from the sale of our available inventories. We anticipate that we will continue to incur losses from operations due to commercialization activities, marketing and manufacturing activities, and general and administrative expenses to support operations.

We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. While we have been successful in raising financing in the past, there can be no assurances that additional financing will be available when needed on acceptable terms, or at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, suspend or curtail planned programs, or cease operations altogether. Any of these actions could materially harm our business, results of operations, financial condition, and prospects. See Item 1A Risks Factors - Related to Our Business and Industry - There is substantial doubt about our ability to continue as a going concern included in this Form 10-K for more information.
Uses of Liquidity
Our primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. Our ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors. Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will continue to be in operation for the foreseeable future and, accordingly, will be able to realize our assets and discharge our liabilities in the normal course of operations as they come due. See Item 1A Risks Factors - Related to Our Business and Industry - There is substantial doubt about our ability to continue as a going concern included in this Form 10-K for more information.

We manage our liquidity risk by preparing budgets and cash forecasts to ensure we have sufficient funds to meet obligations. In managing working capital, we may limit the amount of our cash needs by selling inventory at wholesale rates, pursuing additional financing sources, and managing the timing of capital expenditures.
However, at December 31, 2022, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the consolidated financial statements were issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to execute its operating plans through 2023 and beyond depends on its ability to obtain additional funding to meet planned growth requirements and to fund future operations, which may not be available on acceptable terms, or at all.

Debt

Total debt outstanding as of December 31, 2022 and 2021 was $1,530 and $25,095, respectively. The debt outstanding as of December 31, 2022 was comprised of our current and non-current portions of other borrowings of $465 and $1,065, respectively, related to the Colombia and Portugal working capital loans. The debt outstanding as of December 31, 2021 was comprised of the remaining balance of the 2024 Convertible Note of $17,699, net of debt issuance cost, that was issued in July 2021, and fully repaid in April 2022, the $5,230 (net of debt issuance cost) Herbal Brands loan (as defined below) that was issued to finance the Herbal Brands acquisition in May 2019, and the remaining debt of $2,166 from other borrowings. Other borrowing consists of the debt related to the Portugal Line of Credit and Colombia working capital loan. During the year ended December 31, 2022, we fully repaid our 2024 Convertible Note with accrued interest and Herbal Brands loan with accrued interest. For more information, refer to Note 11 to the audited consolidated financial statements included within this Form 10-K.
Portugal Debt

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed €1,000 ($1,213) (the "Portugal Debt"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Debt requires interest payments quarterly at a rate of Euribor plus 3 percentage points.

For the years ended December 31, 2022 and 2021, the Company recognized interest expense of approximately €28 ($30) and $nil, respectively, and repaid principal of approximately €250 ($264) and $nil, respectively, of the Portugal Debt in accordance with the terms of the loan agreement. The outstanding principal balance of the Portugal Debt as of December 31, 2022 and

December 31, 2021 was €750 ($805) and €1,000 ($1,213), respectively. In December 2022, the Company approved a plan to shut-down its cultivation activities in Portugal in order to preserve cash. The Portugal Debt was not discharged as part of the restructuring and remains outstanding. For more information on the Restructuring, see Note 21 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K.
Colombia Debt

Ecomedics S.A.S. has entered into loan agreements with multiple local lenders (collectively, the "Colombia Debt"), under which the Company borrowed approximately COP$5,305,800 ($1,295) of mainly working capital loans. The working capital loans are secured by our farm land in Colombia as collateral. These loans bear interest at a range of 10.96% to 12.25% per annum denominated in Colombian pesos. The first payment of the principal and interest will be repaid six months after receiving the loan. After the first payment, the principal and interest will be repaid semi-annually. For the years ended December 31, 2022 and 2021, the outstanding principal balance was approximately COP$3,471,576 ($725) and COP$4,592,095 ($1,153), respectively.

Contingencies
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

Impairment of Long-Lived Assets

We regularly review our long-lived assets for impairment indicators, such as changes in market conditions or the usage of assets. If an impairment indicator is present, we perform an impairment test to determine whether the carrying value of the asset exceeds its fair value. The impairment test involves significant estimates and judgments, including the selection of appropriate valuation methods, assumptions related to future cash flows and growth rates, and the determination of appropriate discount rates. Changes in these estimates and assumptions could result in impairment charges, which could have a material impact on our financial results.

Valuation of Inventory

Our inventory is valued using the lower of cost or net realizable value (NRV) method. We estimate the cost of our inventory using the weighted average method, which involves significant estimates and judgments related to the valuation of raw materials, labor costs, and overhead expenses. We also estimate NRV based on various factors, such as market demand, product obsolescence, and quality issues. Changes in these estimates and judgments could result in adjustments to the carrying value of inventory, which could have a material impact on our financial results.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Clever Leaves Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of Clever Leaves Holdings Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the year then ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the one year in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has negative cash flows from operations, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2022.

New York, NY
March 30, 2023

Tel: 604 688 542 Fax: 604 688 513 www.bdo.ca	BDO Canada LLP Suite 1100 1055 West Georgia Street Vancouver BC V6E 3P3 Canada

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Clever Leaves Holdings Inc.
Boca Raton, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial position of Clever Leaves Holdings Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO Canada LLP

We have served as the Company's auditor from 2018 to 2022.
Vancouver, Canada
March 24, 2022

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.
BDO is the brand name for the BDO network and for each of the BDO Member Firms

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Financial Position
(Amounts in thousands of U.S. Dollars, except share and per share data)

	Note	December 31, 2022	December 31, 2021
Assets
Current:
Cash and cash equivalents		$12,449	$37,226
Restricted cash		439	473
Accounts receivable, net		2,252	2,222
Prepaids, deposits and other receivables	6	2,708	5,064
Inventories, net	5	8,399	15,408
Total current assets		26,247	60,393

Investment – Cansativa	7	5,679	1,458
Property, plant and equipment, net of accumulated depreciation of $7,120 and $5,702 for the years ended December 31, 2022 and 2021, respectively	10	15,463	30,932
Intangible assets, net	8	3,354	23,117
Operating lease right-of-use assets, net	20	1,303	—
Other non-current assets		52	260
Total Assets		$52,098	$116,160

Liabilities and Shareholders' Equity
Current:
Accounts payable		$2,299	$3,981
Accrued expense and other current liabilities		4,238	2,898
Convertible note due 2024, current portion	11	—	16,559
Loans and borrowings, current portion	11	465	949
Warrant liability	12	113	2,205
Operating lease liabilities, current portion	20	1,239	—
Deferred revenue		1,072	653
Total current liabilities		9,426	27,245
Convertible note due 2024	11	—	1,140
Loans and borrowings	11	1,065	6,447
Deferred revenue		—	1,548
Operating lease liabilities — long-term	20	1,087	—
Deferred tax liabilities		—	6,650
Other long-term liabilities		112	360
Total Liabilities		$11,690	$43,390
Contingencies and commitments	19
Shareholders’ equity
Preferred shares, without par value, unlimited shares authorized, nil shares issued and outstanding for each of December 31, 2022 and 2021	12	—	—
Common shares, without par value, unlimited shares authorized: 43,636,783 and 26,605,797 shares issued and outstanding as of December 31, 2022 and 2021, respectively	12	—	—
Additional paid-in capital		221,313	187,510
Accumulated deficit		(180,905)	(114,740)
Total shareholders' equity		40,408	72,770
Total liabilities and shareholders' equity		$52,098	$116,160

See accompanying notes to the consolidated financial statements

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands of U.S. Dollars, except share and per share data)

		For the year ended
	Note	December 31, 2022	December 31, 2021

Revenue, net	15	$17,800	$15,374
Cost of sales		(13,470)	(8,565)
Gross profit		4,330	6,809

Expenses
General and administrative	13	27,815	39,279
Sales and marketing		1,897	2,915	(a)
Research and development		1,719	1,546
Restructuring expenses	21	26,942	—
Intangible asset impairment	8	19,000	—
Goodwill impairment	9	—	18,508
Depreciation and amortization	8, 10	2,059	1,768
Total expenses		79,432	64,016

Loss from operations		(75,102)	(57,207)

Other Expense (Income), net
Interest expense and amortization of debt issuance cost		2,702	6,818
Gain on remeasurement of warrant liability	12	(2,092)	(16,856)
Gain on investments	7	(6,851)	—
Loss (gain) on debt extinguishment, net	11	2,263	(3,262)
Foreign exchange loss		1,129	1,276
Other expense (income), net		202	(502)
Total other income, net		(2,647)	(12,526)

Loss before income taxes and equity investment loss		(72,455)	(44,681)
Deferred income tax (recovery) expense	17	(6,650)	950
Current income tax expense	17	296	—
Equity investment share of loss	7	64	95
Net loss		$(66,165)	$(45,726)
Net loss per share - basic and diluted	18	$(1.72)	$(1.78)
Weighted-average common shares outstanding - basic and diluted		38,392,392	25,690,096
(a) The Company reclassified $818 of sales and marketing, reported in previous period in general and administrative expense, to conform to the current period presentation.

See accompanying notes to the consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands of U.S. Dollars, except share and per share data)

	Note	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
		Shares	$
Balance at December 31, 2020		24,883,024	$—	$164,264	$(69,014)	$95,250
Founders earnout shares vested		570,212	—	—	—	—
Issuance of common shares upon vesting of RSUs		268,895	—	—	—	—
Exercise of warrants		122,639	—	1,410	—	1,410
Stock option exercise		40,942	—	10	—	10
Share-based compensation expense		—	—	11,451	—	11,451
Beneficial conversion feature of Convertible Note		—	—	4,748	—	4,748
Conversions of Convertible Note to common shares		720,085	—	6,047	—	6,047
Reclassification and other		—	—	(420)	—	(420)
Net Loss		—	$—	$—	$(45,726)	$(45,726)
Balance at December 31, 2021		26,605,797	$—	$187,510	$(114,740)	$72,770
Issuance of common shares, gross	12	14,994,765	—	27,686	—	27,686
Issuance of common shares upon vesting of RSUs	14	377,527	—	—	—	—
Stock option exercise		151,694	—	22	—	22
Share-based compensation expense	14	—	—	2,343	—	2,343
Equity issuance costs		—	—	(1,361)	—	(1,361)
Beneficial conversion feature of Convertible Note	11	—	—	1,750	—	1,750
Conversions of Convertible Note to common shares	11	1,507,000	$—	3,363	—	3,363
Net Loss		—	—	—	(66,165)	(66,165)
Balance at December 31, 2022		43,636,783	$—	$221,313	$(180,905)	$40,408

See accompanying notes to the consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Cash Flows
(Amounts in thousands of U.S. Dollars)

		For the year ended
		December 31, 2022	December 31, 2021
Cash Flow from Operating Activities	Notes
Net loss		$(66,165)	$(45,726)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	8, 10	3,672	3,508
Amortization of debt discount and debt issuance cost		1,949	4,227
Inventory provision	5	4,736	2,980
Restructuring and related costs		25,809	—
Fixed Asset write-off		—	228
Gain on remeasurement of warrant liability	12	(2,092)	(16,856)
Non-cash lease expense		127	—
Deferred income tax (recovery) expense	17	(6,650)	950
Foreign exchange loss		1,129	1,276
Share-based compensation expense	14	2,343	11,451
Intangible asset impairment	8	19,000	—
Goodwill impairment	9	—	18,508
Loss on equity method investment, net	7	64	95
Gain on investment		(6,851)	—
(Gain) loss on debt extinguishment, net	11	2,263	(3,262)
Other non-cash expense, net		600	697
Changes in operating assets and liabilities:
(Increase) in accounts receivable		(278)	(546)
Decrease in prepaid expenses	6	190	506
Decrease (Increase) in other receivables and other non-current assets		538	(1,298)
(Increase) in inventory	5	(4,453)	(8,198)
(Decrease) in accounts payable and other current liabilities		(4,749)	(4,197)
(Decrease) in accrued and other non-current liabilities		(248)	(576)
Net cash used in operating activities		$(29,066)	$(36,233)

Cash Flow from Investing Activities
Purchase of property, plant and equipment		(1,306)	(7,280)
Proceeds from partial sale of equity method investment		2,498	—
Net cash provided by (used in) investing activities		$1,192	$(7,280)

Cash Flow from Financing Activities
Proceeds from issuance of long-term debt	11	—	25,000
Repayment of debt	11	(23,131)	(26,538)
Other borrowings		73	2,917
Proceeds from issuance of shares		27,686	—
Equity issuance costs		$(1,361)	$—
Proceeds from exercise of warrants		—	1,410
Deferred debt issuance costs		—	(965)
Stock option exercised	14	$22	$10
Net cash provided by financing activities		$3,289	$1,834
Effect of exchange rate changes on cash, cash equivalents & restricted cash		(226)	(82)
(Decrease) in cash, cash equivalents and restricted cash		$(24,811)	$(41,761)
Cash, cash equivalents & restricted cash, beginning of period (a)		37,699	79,460
Cash, cash equivalents & restricted cash, end of period (a)		$12,888	$37,699

Supplemental schedule of cash flow information:
Cash paid for interest		$285	$492
Supplemental disclosures for non-cash activity:
Conversions of debt to common shares	11	$3,363	6,047
Right-of-use asset recognized	20	3,764	—
Beneficial conversion feature	11	1,749	—
Non-cash paid-in-kind-interest	11	$281	697
Unpaid property, plant and equipment		$—	546
(a) These amounts include restricted cash of $439 and $473 as of December 31, 2022 and December 31, 2021, respectively, which are comprised primarily of cash on deposits for certain lease arrangements.
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

As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of December 31, 2022, as well as operating losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time that it can generate significant revenues from the sale of its inventories.
On December 31, 2022, the Company had cash and cash equivalents of $12,449. As of December 31, 2022, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the consolidated financial statements were issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to execute its operating plans through 2023 and beyond depends on its ability to obtain additional funding, which may include several initiatives such as raising capital, reducing working capital, and monetizing non-core assets, to meet planned growth requirements and to fund future operations, which may not be available on acceptable terms, or at all.
Impact of COVID-19 Pandemic

The Company expects its operations to continue to be affected by the direct and indirect results of the outbreak of the coronavirus disease (“COVID-19”). The spread of COVID-19 has severely impacted many economies around the globe. In many countries, including those where the Company operates, businesses have been forced to cease or limit operations for long or indefinite periods of time. Measures taken to contain the spread of the virus, including travel bans, quarantines, social distancing, and closures of non-essential services have triggered significant disruptions to businesses worldwide. Governments and central banks have responded with monetary and fiscal interventions to stabilize economic conditions and the Company has taken steps to obtain financial assistance made available from jurisdictional governments, however the Company expects its future financial performance to continue to be impacted and result in a delay of certain of its go-to-market initiatives.

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
3. SIGNIFICANT ACCOUNTING POLICIES
Use of Accounting Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes in the reported period. While the significant estimates made by management in the preparation of the consolidated financial statements are reasonable, prudent, and evaluated on an ongoing basis, actual results may differ materially from those estimates. The information below outlines several accounting policies applied by the Company in preparing its consolidated financial statements that involve complex situations and judgment in the development of significant estimates and assumptions. Significant estimates made by management include, but are not limited to: economic lives of leased assets; inputs used in the valuation of inventory; allowances for potential collectability of accounts receivable, provisions for inventory obsolescence; impairment assessment of long- lived assets; depreciable lives of property, plant and equipment; useful lives of intangible assets; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; and estimates of the fair value of stock-based payment awards.
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
Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash balances at financial institutions and highly liquid short-term investments with original maturities of three months or less that are readily convertible into known amounts of cash. Cash and cash equivalents are stated at cost which approximates fair value. Cash and cash equivalents are primarily held in U.S. dollars, Canadian dollars, Euros, and Colombian pesos. Cash and cash equivalents are invested in banks in the U.S., Canada, Columbia. and Germany. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. The Company has not experienced any losses on deposits of cash and cash equivalents.

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
As of December 31, 2022, four of the Company's customers accounted for an aggregate of approximately 55% of the Company's outstanding accounts receivable.
As of December 31, 2021, three of the Company's customers accounted for an aggregate of approximately 43% of the Company's outstanding accounts receivable.
Accounts Receivable
Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at period end.
Allowance for Doubtful Accounts
The Company records it allowance for doubtful accounts based on its assessment of various factors, including historical experience, age of the accounts receivable balances, credit quality of the Company's customers, current economic conditions and other factors that may affect the customers' ability to pay. Allowance for doubtful accounts as of December 31, 2022 and 2021 were $885 and $917 respectively.
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
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. We recognized an impairment charge of $14,160 related to our long-lived assets during the year ended

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
December 31, 2022. For more information refer to Note 21. There were no impairment charges to long-lived assets during the year ended December 31, 2021.
Borrowing costs, which consist of interest and other costs incurred by the Company in connection with the borrowing of funds, are capitalized as part of the cost of a qualifying asset if it is directly attributable to the acquisition, construction or production of the respective asset. All other borrowing costs are expensed in the period in which they are incurred.
Intangible Assets
Intangible assets include the licenses acquired as part of the acquisition of Herbal Brands and Clever Leaves through business combinations (Note 8), as well as trade name, customer relationships, contracts and customer lists. Intangible assets acquired in a business combination are initially recognized as cost at their fair value based on the present value of expected future cash flows as at the date of acquisition. After initial measurement, intangible assets are carried at cost less accumulated amortization and any accumulated impairment losses. Costs of internally developed intangible assets are not capitalized, and related expenditures are recognized in profit or loss as incurred.
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

Remaining Useful Life at the Acquisition Date (In Years)
Finite-lived intangible assets:
Customer contracts	8.7
Customer relationships	4 - 7
Customer list	5
Trade name	10
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
480. In order for the Convertible Note to be subjected to ASC 480, this obligation must also be the predominant settlement outcome at inception. In the case of the Convertible Note, settlement may be in cash at maturity, converted based upon the First Conversion Feature (fixed rate conversion), converted based upon the Second Conversion Feature (fixed rate conversion), or settled with a variable number of shares under the Share Redemption Feature. Consistent with the objective allowing only a “small” amount of variability in settlement value, the Company determined that in order for the Convertible Note to be subject to ASC 480, there must be a 90% likelihood of settlement using a variable number of shares such that the monetary value is substantially fixed.
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
See Note 16 for disaggregated revenue data.
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

•Expected Term—Expected option term is calculated considering the weighted average mid-point of the vesting and expiry dates, compared to the grant date. The expected term used in the Monte-Carlo simulation model to determine the fair value of the market-based RSUs granted was 2.1 - 2.4 years.

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

Restructuring

Restructuring charges may occur when the Company takes action to exit or significantly curtail a part of the Company’s operations or change the deployment of assets or personnel. A restructuring charge can consist of an impairment, severance costs associated with reductions to the workforce, costs to terminate an operating lease or contract, write-off of inventory and charges for legal obligations for which no future benefit will be derived. For more information refer to Note 21.

Reportable Segments
Refer to Note 16 for more information on the Company's operating segments.
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

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Net Loss Per Share

The Company applies basic and diluted net (loss) income per share attributable to the Company's common shareholders when shares meet the definition of participating securities.

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

Reclassifications

As part of our ongoing efforts to enhance the transparency and consistency of our financial reporting, we have reclassified certain financial statement line items of our Form 10-K. We believe that these reclassifications provide a more accurate representation of our financial position and results of operations.

These reclassifications do not impact our previously reported financial results, as they represent a reorganization of the presentation of the financial statements rather than a change in the underlying accounting principles or policies. The reclassifications are intended to align our financial statement presentation with industry practices and improve comparability with peer companies.

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

ASU No. 2016-13- Credit Losses on Financial Instruments (Topic 326)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (collectively with amendments issued subsequently thereto, “ASC 326”). ASC 326 eliminates the probable recognition threshold for credit impairments. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. ASU 2016-13 will be effective for the Company beginning on January 1, 2023. The Company does not expect the adoption to have a material impact to its consolidated financial statements.
4. FAIR VALUE MEASUREMENTS
The following table provides the fair value measurement hierarchy of the Company’s assets and liabilities, except for those assets and liabilities that are short term in nature and approximate the fair values, as of the periods presented:

	Level 1	Level 2	Level 3	Total

As of December 31, 2022
Assets:
Investment – Cansativa	—	—	5,679	5,679
Total Assets	$—	$—	$5,679	$5,679
Liabilities:
Loans and borrowings	—	1,530	—	1,530
Warrant liability	—	—	113	113
Total Liabilities	$—	$1,530	$113	$1,643

As of December 31, 2021
Assets:
Investment – Cansativa	—	—	1,458	1,458
Total Assets	$—	$—	$1,458	$1,458
Liabilities:
Loans and borrowings	$—	$7,396	$—	$7,396
Warrant Liability	—	—	2,205	$2,205
Convertible notes	—	17,699	—	17,699
Total Liabilities	$—	$25,095	$2,205	$27,300
Investment – Cansativa

Our investment in Cansativa’s equity securities that was previously accounted for using the equity method was partially divested during the three months ended June 30, 2022. Given that this investment does not have a “readily determinable fair value,” or is not traded in a verifiable public market, the Company accounted for this investment under ASC 321, Investments - Equity Securities. The Company used the practical expedient available under ASU 2016-01, the cost method investment which presents and carries this investment using the alternative measurement method which is cost minus impairment, if any, plus or minus changes resulting from observable price changes in “orderly transactions,” as defined in ASC 321, for the identical or a similar investment of the same issuer. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
may not be recoverable. As of December 31, 2022, the Company believes the carrying value of its cost method investments were recoverable in all material respects. Refer to Note 7 for more information.

The following table provides a summary of changes in fair value of the Company’s Level 3 investments for the year ended December 31, 2022:

Level 3
Balance, December 31, 2021 (Measured at equity method)	$1,458
Share of Equity investment loss	$(64)
Partial sale on investments	$(515)
Gain due to change in fair value included in earnings	$4,868
Change in value due to foreign exchange loss	$(68)
Balance, December 31, 2022	$5,679

During the years ended December 31, 2022 and December 31, 2021, there were no transfers between fair value measurement levels.

The change in fair value of warrant liabilities related to private warrants during the year ended December 31, 2022 is as follows:

Private Placement Warrants:	Total Warrant Liability
Warrant liability at December 31, 2021	$2,205
Change in fair value of warrant liability	(2,092)
Warrant liability at December 31, 2022	$113

The Company determined the fair value of its private warrants using the Monte Carlo simulation model. The following assumptions were used to determine the fair value of the Private Warrants as of December 31, 2022 and December 31, 2021:

	As of
	December 31, 2022	December 31, 2021
Risk-free interest rate	4.23%	1.11%
Expected volatility	105%	60%
Share Price	$0.31	$3.10
Exercise Price	$11.50	$11.50
Expiration date	December 18, 2025	December 18, 2025

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
5. INVENTORIES, NET
Inventories are comprised of the following items as of the periods presented:

	December 31, 2022	December 31, 2021
Raw materials	$1,204	$1,477
Work in progress – cultivated cannabis	—	1,241
Work in progress – harvested cannabis and extracts	21	1,070
Finished goods – cannabis extracts	6,703	11,432
Finished goods – other	471	188
Total	$8,399	$15,408
During the years ended December 31, 2022 and 2021, the Company recorded inventory provision for approximately $4,736 and $2,980, respectively, to cost of sales for obsolete inventories.

As disclosed in Note 21, the Company executed a restructuring plan to shut-down Portugal operations in December 2022 and recorded inventory provision of $6,726 as part of restructuring. For more information refer to Note 22.
6. PREPAID, DEPOSITS AND OTHER RECEIVABLES
Prepaid, deposits and other receivables are comprised of the following items as of the periods presented:

	December 31, 2022	December 31, 2021

Prepaid expenses	590	935
Indirect tax receivables (a)	2,007	2,322
Deposits	51	47
Other receivables and advances (a)	60	1,760
Total	$2,708	$5,064
(a) December 31, 2021 amounts include $2,396 of other advances and indirect tax receivables to confirm to the current year presentation .

Prepaid expenses and deposits represent amounts paid upfront to vendors for director and officer's insurance, security deposits and supplies. As part of restructuring, $1,837 is written off from other receivables and advances. For more information refer to Note 21
7. INVESTMENTS

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

In April 2022, the Company sold 1,586 shares in Cansativa to an unrelated third-party for approximately EUR 2,300. Additionally Cansativa issued 10,184 series B and 992 ESOP shares. As a result, the Company's equity ownership of Cansativa, on a fully diluted basis, decreased from 14.22% to 7.6% of the book value of Cansativa's net assets. Furthermore, the Company relinquished the board seat, indicating that the Company's influence was no longer "significant", to which the equity method of accounting was applicable. The Company started to account for this investment under ASC 321, Investments – Equity Securities. The Company utilized the practical expedient under ASC 321 as the investment does not qualify for the practical expedient under ASC 820 and there is no readily determinable fair value for these privately held shares of Cansativa on a recurring basis.

At the time of the sale, the Company compared the transaction value of the shares sold to the carrying value of shares sold and recognized a gain of $1,983. Immediately following the sale, the Company remeasured its retained interest which resulted in an additional gain of $4,868. As a result, a total of $6,851 was recorded in other income in the Consolidated Statements of Operations during the year ended December 31, 2022. Using the measurement alternative, as defined in ASC 321, the Company will remeasure the value of its retained interest if and when additional sales of Cansativa shares occur with third parties. For the years ended December 31, 2022 and 2021, the Company’s share of net losses from the investment were $64 and $95, respectively.

8. INTANGIBLE ASSETS, NET
The Company had acquired cannabis-related licenses as part of a business combination in 2018 with a gross value of approximately $19,000, which have indefinite useful lives as they are expected to generate economic benefit to the Company in perpetuity. In addition, as part of the Herbal Brand acquisition in 2019, the Company acquired finite-lived intangible assets with a gross value of approximately $7,091. We recognized an impairment charge of $19,000 related to its indefinite-lived intangible assets during the year ended December 31, 2022. There were no impairment charges to long-lived assets during the year ended December 31, 2021. During the years ended December 31, 2022 and 2021 the Company recorded approximately $763 and $1,162, respectively, of amortization related to its finite-lived intangible assets.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following tables present details of the Company’s total intangible assets as of December 31, 2022 and December 31, 2021.

The value of product formulation intangible asset is included in the value of Brand:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0.0
Customer relationships	1,000	669	331	3.0
Customer list	650	478	172	1.3
Brand	4,516	1,665	2,851	6.3
Total finite-lived intangible assets	$7,091	$3,737	$3,354

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Impairment Charge	$(19,000)	N/A	$(19,000)
Total indefinite-lived intangible assets	$—		$—

Total intangible assets	$7,091	$3,737	$3,354

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0.0
Customer relationships	1,000	487	513	3.4
Customer list	650	346	304	2.3
Brand	4,516	1,216	3,300	7.3
Total finite-lived intangible assets	$7,091	$2,974	$4,117

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Total indefinite-lived intangible assets	$19,000	N/A	$19,000

Total intangible assets	$26,091	$2,974	$23,117

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Annual Impairment Testing

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company performs its annual impairment test as of December 31 of each year. As part of the review, the Company has performed a qualitative assessment to determine whether indicators of impairment existed, along with considering, among other factors, the financial performance, industry conditions, as well as microeconomic developments. The Company also reviews intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of its intangibles may not be recoverable. After the close of each interim quarter, management assesses whether any indicators of impairment exist requiring the Company to perform an interim goodwill and other intangible assets impairment analysis.

Impairment Testing - Finite-Lived Intangibles

In conjunction with the annual impairment testing, see Note 9, the Company reviewed finite-lived intangible assets for impairment. In performing such review, the Company makes judgments about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. The Company recognizes an impairment if the carrying amount of the long-lived asset group exceeds the Company’s estimate of the asset group’s undiscounted future cash flows. For the year ended December 31, 2022, no impairment was recognized related to the carrying value of any of the Company's finite lived intangible assets.

Impairment Testing - Indefinite-Lived Intangibles

Due to the continued decline in the Company’s stock price and the current year’s projected revenues falling behind target, the Company performed an interim impairment assessment on its indefinite-lived intangible assets, consisting of cannabis related licenses for its Colombian operations. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including assumptions about revenue projections, regulations, operating margins, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods and discount rates. Utilizing a discounted cash flow model with a weighted average cost of capital (“WACC”) of 22%, the Company performed the assessment and recognized an impairment charge of $19,000 along with the related deferred tax liability write-off of $6,650 for the year ended December 31, 2022.

For the year ended December 31, 2021, no impairment was recognized related to the carrying value of any of the Company’s finite or indefinite-lived intangible assets.

Amortization Expense

The following table reflects the estimated future amortization expense for each period presented for the Company’s finite-lived intangible assets as of December 31, 2022:

Estimated Amortization Expense
2023	$702
2024	585
2025	542
2026	482
2027	452
Thereafter	591
Total	$3,354

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
9. GOODWILL

The following table presents the changes in goodwill by segment:

Cost	Cannabinoid	Non- Cannabinoid	Total
Balance at December 31, 2020	$18,508	$—	$18,508
Impairment	$(18,508)	$—	$(18,508)
Balance at December 31, 2021	$—	$—	$—
Impairment	—	—	—
Balance at December 31, 2022	$—	$—	$—

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company performs its annual impairment test as of December 31 of each year. As part of the review, the Company has performed a qualitative assessment to determine whether indicators of impairment existed, along with considering, among other factors, the financial performance, industry conditions, as well as microeconomic developments. The Company also reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of its goodwill may not be recoverable. After the close of each interim quarter, management assesses whether any indicators of impairment exist requiring the Company to perform an interim goodwill impairment analysis.

Annual Impairment Testing

During the fourth quarter of 2021, the Company assessed whether there were events or changes in circumstances that would indicate that our goodwill was impaired. The Company performed a quantitative impairment test, including computing the fair value of the reporting units and comparing that value to its carrying value. The Company considered external and internal factors, including overall financial performance and entity-specific factors as part of the assessment. We recognized the challenge of the overall decline in the cannabinoid sector in the months preceding to December 31, 2021, combined with our stock price volatility experience and related factors and as a result the Company determined that it was more likely than not that the carrying value of its cannabinoid operating segment exceeds the fair value as of the year end testing date. Based upon the Company's annual goodwill impairment test, the Company concluded that goodwill was impaired as of the testing date of December 31, 2021. During the year ended December 31, 2021 the Company recognized $18,508 non-cash goodwill impairment charge related to the cannabinoid segment. No goodwill impairment charge was recognized for the year ended December 31, 2022.

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
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
10. PROPERTY, PLANT AND EQUIPMENT, NET
The Company has property, plant, and equipment related to land, buildings and warehouses, leasehold improvements, laboratory, and construction in progress. Property, plant and equipment, net consisted of the following:

	December 31, 2022	December 31, 2021
Land	$3,306	$5,065
Building & warehouse	7,658	13,381
Laboratory equipment	6,416	6,295
Agricultural equipment	1,477	2,404
Computer equipment	1,397	1,681
Furniture & appliances	785	852
Construction in progress (b)	240	5,709
Other	1,304	1,247
Property, plant and equipment, gross	22,583	36,634
Less: accumulated depreciation(a)	(7,120)	(5,702)
Property, plant and equipment, net	$15,463	$30,932
(a) The Company recorded total depreciation expense in the Consolidated Statement of Operations for approximately $1,418 and $2,346 in 2022 and 2021, respectively. Total depreciation for the year ended December 31, 2022 includes approximately $1,213 and $802 of depreciation, included in inventory and cost of goods sold, respectively. Total depreciation for the year ended December 31, 2021 includes approximately $1,133 and $586 of depreciation, included in inventory and costs of goods sold, respectively.
(b) Construction in progress primarily relate to on-going construction of the Company's Colombian facilities.
11. DEBT

	December 31, 2022	December 31, 2021
Convertible Note due 2024, current portion(a)	$—	$16,559
Herbal Brands Loan due May 2023, current portion	—	470
Other loans and borrowings, current portion	465	479
Total debt, current portion	$465	$17,508
Convertible Note due 2024	—	1,140
Herbal Brands Loan due May 2023 (b)	—	4,760
Other loans and borrowings	1,065	1,687
Total debt, long term	$1,065	$7,587
Ending balance	$1,530	$25,095

(a) Convertible Note, current portion reflects, net of debt discount and debt issuance costs of $nil and $2,197 in December 2022 and 2021, respectively.
(b) Herbal Brand's Loan, non-current is reflected net of debt issuance costs of $410 in as of December 31, 2021
2024 Note Purchase Agreement

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

In connection with the 2024 Convertible Note and issuance of common shares upon Convertible Note conversions during year 2021, the Company analyzed the convertible instrument for a beneficial conversion feature in accordance with ASC 470-10 and in accordance to ASC 815. The Company determined it was not a derivative requiring liability treatment and the redemption feature was not bifurcated as a derivative liability. The Company concluded that during October 2021, the contingency linked to the beneficial conversion factor was met and the beneficial conversion factor with discount on debt was recognized. The Company recorded a beneficial conversion feature of $4,748 in Additional Paid in Capital. The discount created by the beneficial conversion factor was amortized from the date the contingency was met to maturity or earlier redemption date of holder's put. As a result, the Company recorded $3,519 total debt amortization, within Interest expense in the Consolidated Statement of Operations for 2021. The Conversion feature was evaluated under ASC 815 for an embedded derivative and noted that conversion features qualifies for the scope exception for instruments that are indexed to its own equity and bifurcation is not require from the host debt instrument.

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

On January 13, 2022, the Company and Catalina LP entered the First Amendment to the Secured Convertible Note (the "First Amendment Agreement"), amending certain terms of the original Secured Convertible Note issued by the Company to Catalina. The amendment changed the Optional Redemption Price to be the greater of (i) $2.208 ($6.44 in the Original Note); and (ii) an 8% discount to the 4-day lowest volume weighted average trading price (VWAP) of the Common Shares on the Nasdaq Capital Market on each of the three days prior to and including the date of the Optional Redemption Notice (the Original Note provided for an 8% discount to the closing price of the Common Shares on the Original Redemption Date). These amendments were temporary amendments that would have expired on July 19, 2022, at which time the terms of the original note would have applied with respect to such amendments. The First Amendment Agreement allowed Catalina to elect to receive cash repayment on account of Principal if the closing price per share of the Company’s common shares on the Nasdaq Capital Market was below $2.20 (from $7.00 in the original Secured Convertible Note) on any 10 of the previous 20 trading days. The terms of the Original Note would have applied to redemptions or repayments after July 19, 2022, unless further amended by the parties thereto.

The amendment also added the limitations on redemptions into Common Shares by Catalina as follows: (1) from and after February 1, 2022, Catalina may redeem up to an aggregate amount of $2,000 (the “Base Redemption Amount”) during a calendar month at the Optional Redemption Price; (2) from and after February 1, 2022, Catalina may redeem up to an additional $1,500 (the “Additional Redemption Amount”) during a calendar month at a redemption price that is the greater of (i) $4.60 and (ii) an 8% discount to the 4-day VWAP; and (3) until January 31, 2022, Catalina may redeem up to an aggregate amount of $4,000 (the “Make-Up Base Redemption Amount”) at the Optional Redemption Price; and (4) until January 31, 2022, Catalina may redeem up to an additional $3,000 (the “Make-Up Additional Redemption Amount”) at a redemption price that is the greater of (i) $4.60 and (ii) an 8% discount to the 4-day VWAP. The Company compared the change in fair value of the conversion feature to the pro forma carrying amount and noted it to be more than 10%. The Company accounted for this amendment as a debt extinguishment. The Company also compared the effective conversion price with fair value of the Company's common stock and noted no BCF to be reacquired at the time of extinguishment. As a result, during the three months ended March 31, 2022, the Company recognized a loss on debt extinguishment of $2,263 which included unamortized debt issuance cost and BCF that was evaluated under the terms of the original Catalina LP Secured Convertible note.

At the amendment date, new terms were evaluated for BCF per ASC 470 and noted that the fair value of the shares issuable upon conversion was greater than the allocated proceeds. As a result, the Company calculated and recorded the intrinsic value of conversion feature and BCF of $1,749. The Company recognized $1,644 discount created by the BCF for the quarter ended March 31, 2022, accelerating amortization on straight line basis from the date of amendment to the date of payment. No other derivative bifurcation was noted.

In April 2022, the Company fully repaid its 2024 Convertible Note with accrued interest. As a result of the full repayment of the 2024 Convertible Note, the Company recognized the remaining balance of $105 discount created by the BCF for the quarter ended June 30, 2022, within interest expense in the Consolidated Statement of Operations.
The Company repaid principal of $16,719 and accrued interest of $27, for a total amount of $16,746, of the 2024 Convertible Note during the year ended December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company issued a total of 1,507,000 and 720,085 common shares

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
upon Convertible Note conversion to the noteholder of $3,363 and $6,047 aggregate principal amounts, respectively. As of December 31, 2022 and 2021, there were nil and $16,559 outstanding principal balance, including interest and net of debt discount and debt issuance cost, of the 2024 Convertible Note payable, respectively.

Other Borrowings
Portugal Debt

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed €1,000 ($1,213) (the "Portugal Debt"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Debt pays interest quarterly at a rate of Euribor plus 3 percentage points.

For the years ended December 31, 2022 and 2021, the Company recognized interest expense of approximately €28 ($30) and nil, respectively, and repaid principal of approximately €250 ($264) and nil, respectively, of the Portugal Debt in accordance with the terms of the loan agreement. The outstanding principal balance of the Portugal Debt as of December 31, 2022 and December 31, 2021 was €750 ($805) and €1,000 ($1,213), respectively. In December 2022, the Company approved a plan to shut-down its cultivation activities in Portugal in order to preserve cash. The Portugal Debt was not discharged as part of the restructuring and remains outstanding. For more information on the Restructuring, see Note 21 to our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-K.
Colombia Debt

Ecomedics S.A.S. has entered into loan agreements with multiple local lenders (collectively, the "Colombia Debt"), under which the Company borrowed approximately COP$5,305,800 ($1,295) of mainly working capital loans. The working capital loans are secured by mortgage of our farm land in Colombia as collateral. These loans bear interest at a range of 10.96% to 12.25% per annum denominated in Colombian pesos. The first payment of the principal and interest will be repaid six months after receiving the loan. After the first payment, the principal and interest will be repaid semi-annually. For the years ended December 31, 2022 and 2021, the outstanding principal balance was approximately COP$3,471,576 ($725) and COP$4,592,095 ($1,153), respectively.

Herbal Brands Debt

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
For the years ended December 31, 2022 and 2021, the Company recognized interest expense of approximately $715 and $733, respectively, from the Herbal Brands Loan and repaid principal of approximately $5,642 and $1,495, respectively, of the Herbal Brands Loan in accordance with the terms of the loan agreement.

As of December 31, 2022, there was no outstanding principal balance, including interest, of the Herbal Brands Loan.

12. CAPITAL STOCK
Common Shares
As of December 31, 2022 and 2021, a total of 43,636,783 and 26,605,797 common shares were issued and outstanding, respectively. The increase in outstanding shares was primarily the result of shares issued under the ATM. See Equity Distribution Agreement disclosed below.

In April 2022, the Company fully repaid its 2024 Convertible Note with accrued interest. In connection with the convertible note purchase agreement, the Company issued a total of 1,507,000 and 720,085, common shares upon debt conversion to the noteholder as of December 31, 2022 and 2021, respectively. For more information, refer to Note 11 to our financial statements.

Equity Distribution Agreement

On January 14, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC, as sales agent (the “Agent”). Under the terms of the Equity Distribution Agreement, the Company may issue and sell its common shares, without par value, having an aggregate offering price of up to $50,000 from time to time through the Agent. The issuance and sale of the common shares under the Equity Distribution Agreement have been made, and any such future sales will be made, pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-262183), which includes an “at-the-market” (“ATM”) offering prospectus supplement (the "Prospectus Supplement"), as amended from time to time.

Following the filing of this annual report on Form 10-K, we expect to be subject to the limitations under General Instruction I.B.6. of Form S-3. As such, we will not be able to sell more than one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates, with such aggregate market value calculated using figures from a date or dates, as the case may be, within the preceding 60-days from the date of filing this Annual Report. Pursuant to this baby shelf cap, we will not be able to offer to or sell equity securities for more than one-third of our public float.

For the year ended December 31, 2022, the Company had issued and sold 14,994,765 shares pursuant to the ATM offering, for aggregate net proceeds $26,325, which consisted of gross proceeds of $27,686 and $1,361 equity issuance costs.
No shares were sold pursuant to the ATM offering during the three months ended December 31, 2022.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Warrants

As of December 31, 2022, excluding the Rock Cliff warrants, the Company had 12,877,361 of its public warrants classified as a component of equity and 4,900,000 of its private warrants recognized as liability. Each warrant entitles the holder to purchase one common share at an exercise price of $11.50 per share commencing 30 days after the closing of the Business Combination and will expire on December 18, 2025, at 5:00 p.m., New York City time, or earlier upon redemption. Once the warrants are exercisable, the Company may redeem the outstanding public warrants at a price of $0.01 per warrant if the last reported sales price of the Company’s common shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalization, reorganizations, recapitalization and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders. The private warrants were issued in the same form as the public warrants, but they (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis at the holder’s option, in either case as long as they are held by the initial purchasers or their permitted transferees (as defined in the warrant agreement). Once a private warrant is transferred to a holder other than an affiliate or permitted transferee, it is treated as a public warrant for all purposes. The terms of the warrants may be amended in a manner that may be adverse to holders with the approval of the holders of at least a majority 50.1% of the then outstanding warrants.

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

As of December 31, 2022 and 2021, the Company performed a valuation of the private warrants and as a result recorded a net gain on remeasurement of approximately $2,092 and $16,856, respectively in its consolidated statement of operations.
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
During the years ended December 31, 2022 and 2021, the Company amortized $38 and $410, respectively, to interest expense.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
13. GENERAL AND ADMINISTRATION
The components of general and administrative expenses were as follows:

	Year ended
	December 31, 2022	December 31, 2021

Salaries and benefits	$14,665	$14,309
Office and administration	4,778	5,024
Professional fees	4,030	6,227
Share based compensation	2,343	11,451
Rent	1,382	1,082
Other (a)(b)	617	1,186
Total	$27,815	$39,279
(a) The Company reclassified $818 of sales and marketing, reported in previous period in general and administrative expense, to conform to the current period presentation.
(b) For the years ended December 31, 2022 and 2021, other general and administrative costs includes freight-out cost of approximately $541 and $623, respectively, related to costs of packaging, labelling, and courier services, respectively.
14. SHARE-BASED COMPENSATION

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

As of December 31, 2020, the Company had reserved 4,500,000 common shares for issuance to its employees, directors, outside advisors and non-employee consultants pursuant to the 2018 Plan Unless otherwise provided, at the time of grant, the options issued pursuant to the 2018 Plan expire ten years from the date of grant and generally vest over four years, with 25% of the award vesting in four equal installments. No new awards have been issued under the 2018 Plan since 2020.

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

Under the 2020 Plan, the Company had reserved 2,813,215 common shares for issuance to its employees, directors, outside advisors and non-employee consultants. Unless otherwise provided, at the time of grant, the options and RSUs issued pursuant to the 2020 Plan generally expire ten years from the date of grant and generally vest over four years, with 25% of the award vesting in four equal installments. As of December 31, 2022 and December 31, 2021, 1,141,945 and 2,378,365 common shares, respectively, were available for future grants of the Company’s common shares under the 2020 Incentive Award Plan.

Clever Leaves Holdings Inc. 2020 Earnout Award Plan

In connection with the Business Combination, the Company adopted the Clever Leaves Holdings Inc. 2020 Earnout Award Plan (the “Earnout Plan”). The purpose of the Earnout Plan is to provide equity awards following the closing of the Business Combination to certain directors, employees and consultants that have contributed to the Business Combination. Under the Earnout Plan, (i) shares constituting 50% of the share reserve were to be issuable only if the closing price of the Company's common shares on Nasdaq equals or exceeds $12.50 per share (as adjusted for shares splits, reverse splits, stock dividends,

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
reorganizations, recapitalization or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before the second anniversary of the closing (which condition was met on March 16, 2021), and (ii) shares constituting the remaining 50% of the share reserve will be issued only if the closing price of the Company's common shares on Nasdaq equals or exceeds $15.00 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before the fourth anniversary (December 18, 2024) of the closing. Equity awards granted prior to these hurdles being met will vest only if the applicable hurdles are achieved; equity awards granted following the hurdles being achieved need not include the hurdles. In addition, the Company’s board of directors may choose to impose additional vesting conditions.
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

As of December 31, 2022 and December 31, 2021, 538,651 and 35,602 common shares, respectively, were available for future issuance under the 2020 Earnout Award Plan.

Share-Based Compensation Expense
The following table summarizes the Company's share-based compensation expense for each of its awards, included in the Consolidated Statement of Operations:

	Year Ended
	December 31, 2022	December 31, 2021

Share-based compensation award type:
Stock Options	$237	$1,293
RSUs	2,106	10,158
Total Shared Based Compensation Expense	$2,343	$11,451
The Company recognized share-based compensation expense in general and administrative expenses.

Share-Based Award Valuation
The following table presents the weighted average assumptions used in the Black-Scholes Merton option pricing model to determine the fair value options granted during the periods presented:

Weighted Average Assumptions
	December 31, 2022	December 31, 2021
Risk-free interest rate	0.40% - 2.82%	0.78% - 1.09%
Expected dividend yield	0.0%	0.0%
Expected volatility	75% to 90%	75% to 90%
Expected life (in years)	0.25 - 6.08	5.00 - 6.25
Exercise price (per share) (a)	$1.64 - $2.76	$11.07 - $14.40
(a) The Company has reported exercise price in previous period to conform to the current period presentation.

Stock Options
The following table summarizes the Company’s stock option activity during the years ended December 31, 2022 and 2021:

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as at December 31, 2020	896,888	$5.22	3.96	$2,889
Granted	64,736	$13.81	9.23	$—
Exercised	(40,942)	$0.24	—	$434
Forfeited	(46,830)	$10.65	—	$—
Expired	(89,659)	$9.43	—	$—
Balance as at December 31, 2021	784,193	$5.91	3.68	$—
Granted	23,114	$2.16	7.05
Exercised	(158,882)	$0.24	—	$130
Forfeited	(60,789)	$7.53	—	$—
Expired	(177,159)	$6.34	—	$—
Balance as at December 31, 2022	410,477	$7.15	2.56	$—
Vested and expected to vest as at December 31, 2022	399,944	$7.07	2.58	$—
Vested and exercisable as at December 31, 2022	306,575	$6.75	2.09	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for all stock options that had exercise prices lower than the fair value of the Company’s common shares.

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2022 and 2021 was $9.05 and $9.97, respectively.

The share-based compensation expense related to unvested stock options awards not yet recognized as of December 31, 2022 and 2021 was $392 and $1,414, which is expected to be recognized over a weighted average period of 1.0 years and 1.4 years respectively.

Restricted Share Units
Time-based Restricted Share Units
The fair value for time-based RSUs is based on the closing price of the Company's common shares on the grant date.
The following table summarizes the change in the Company’s time-based restricted share unit activity during the years ended December 31, 2022 and 2021:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2020	78,634	$3.25
Granted	592,213	$12.61
Vested	(151,000)	$13.86
Canceled/forfeited	(17,146)	$7.86
Unvested as of December 31, 2021	502,701	$10.93
Granted	2,004,324	$2.53
Vested	(276,921)	$9.19
Canceled/forfeited	(861,953)	$3.75
Unvested as of December 31, 2022	1,368,151	$3.50
The stock-based compensation expense related to unvested time-based restricted share units not yet recognized as of

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
December 31, 2022 and 2021 were $2,949 and $4,708, respectively, which is expected to be recognized over a weighted average period of 1.8 years and 2.4 years respectively.

Market-based Restricted Share Units
The Company has previously granted RSUs with both a market conditions and a service condition (market-based RSUs) to the Company's employees. No such market-based RSU were granted during the year ended December 31 2022. The market-based condition for these awards requires that (i) the Company's common share maintain a closing price equal to or greater than $12.50 for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2022 (which condition was met on March 16, 2021) or (ii) the Company's common share maintain a closing price equal to or greater than $15.00 for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2024. Provided that the market-based condition is satisfied, and the respective employee remains employed by the Company, the market-based RSUs will vest in four equal annual installments on the applicable vesting date. The RSUs with the closing-price condition of $12.50 or more was met in the year ended December 31, 2021.

The following table summarizes the change in the Company's market-based restricted share units activity during the years ended December 31, 2021 and December 31, 2022.

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2020	—	$—
Granted	1,256,785	13.06
Vested	(117,895)	13.91
Canceled/forfeited	(65,559)	13.53
Unvested as of December 31, 2021	1,073,331	$12.94
Granted	—	—
Vested	(100,607)	13.91
Canceled/forfeited	(442,931)	12.90
Unvested as of December 31, 2022	529,793	$12.79

The share-based compensation expense related to unvested market-based RSUs not yet recognized as of December 31, 2022 and 2021 were $2,081, and 8,462 which is expected to be recognized over a weighted average period of 2.1 years and 3.1 years respectively.

The following table represents the weighted-average assumptions used in the Monte Carlo simulation model to determine the fair value of the restricted share units granted during the years ended December 31, 2021 and December 31, 2022.

	Weighted Average Assumptions
	December 31, 2022	December 31, 2021
Grant date share price	$2.53	$13.68
Risk-free interest rate	1.56%	0.52%
Expected dividend yield	0.0%	0.0%
Expected volatility	75%	90%
Expected life (in years)	2.1-2.4	1.3-3.8

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
15. REVENUE

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

As of December 31, 2022, the Company's deferred revenue, included in current liabilities and non-current were $1,072 and $nil, respectively.

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

The Company’s management evaluates segment profit/loss for each of the Company’s operating segments. The Company defines segment profit/loss as income from continuing operations before interest, taxes, depreciation, amortization, share-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. The Company does not have any material inter-segment sales. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CEO. Segment goodwill and other intangible assets, net, are disclosed in Note 9 Goodwill and Note 8 Intangible Assets, respectively.
As of December 31, 2022 and 2021, the Company’s operations were organized in the following two reportable segments:
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
2.Non-Cannabinoid operating segment: comprised of the brands acquired as part of the Herbal Brands acquisition in May 2019. The segment is engaged in the business of formulating, manufacturing, marketing, selling, distributing, and otherwise commercializing nutraceutical and other natural remedies, wellness products, detoxification products, and nutritional and dietary supplements. The Company’s principal customers for its Herbal Brands products include mass retailers, specialty and health retailer and distributors in the U.S.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table is a comparative summary of the Company’s net sales and segment profit for by reportable segment for the periods presented:

	Year ended
	December 31, 2022	December 31, 2021
Segment Net Revenue:
Cannabinoid	$6,119	$3,242
Non-Cannabinoid	11,681	12,132
Total Net Revenue	17,800	15,374

Segment Profit (Loss):
Cannabinoid	(63,720)	(16,915)
Non-Cannabinoid	1,346	2,631
Total Loss	$(62,374)	$(14,284)

Reconciliation:
Total Segment Loss	(62,374)	(14,284)
Unallocated corporate expenses	(8,327)	(11,196)
Non-cash share based compensation	(2,343)	(11,451)
Depreciation and amortization	(2,058)	(1,768)
Goodwill impairment	—	(18,508)
Loss from operations	$(75,102)	$(57,207)

Loss (gain) on debt extinguishment, net	2,263	(3,262)
Gain on remeasurement of warrant liability	(2,092)	(16,856)
Gain on investment	(6,851)	—
Foreign exchange loss	1,129	1,276
Interest expense	2,702	6,818
Other expense (income), net	202	(502)
Loss from operations before income taxes and equity investment loss	$(72,455)	$(44,681)

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenue of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues		Percentage of Accounts Receivable
	December 31,		December 31,
	2022	2021	2022	2021
Customer B (a)	12%	17%	18%	25%
Customer C (b)	*	*	13%	18%
Customer H (a)	*	*	15%	*
Customer I (a)	*	*	10%	*
* denotes less than 10%

(a) net sales attributed are reflected in the cannabinoid segments
(b) net sales attributed are reflected in the non-cannabinoid segments

During 2022 and 2021, the Company's net sales for the non-cannabinoid segment were in the U.S; cannabinoid net sales were mostly outside of the U.S., primarily in Colombia, Israel, Brazil and Australia.

The following table disaggregates the Company’s long-lived assets, by segment for the periods presented:

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	December 31, 2022	December 31, 2021
Long-lived assets
Cannabinoid	$15,308	$30,709
Non-Cannabinoid	155	216
Other(a)	—	7
Total	$15,463	$30,932
____________
(a)“Other” includes long-lived assets primarily in the Company’s corporate offices.
Long-lived assets consist of non-current assets other than goodwill; intangible assets, net; deferred tax assets; investments in unconsolidated subsidiaries and equity securities; and financial instruments. The Company’s largest market in terms of long-lived assets is in Colombia.
The following table disaggregates the Company’s revenues by channel for the periods presented:

	Year ended
	December 31, 2022	December 31, 2021
Mass retail	$9,920	$8,070
Distributors	6,796	5,835
Specialty, health and other retail	578	945
E-commerce	506	524
	$17,800	$15,374

The following table represents the Company's revenues attributed to countries based on location of customer:

	Year Ended December 31,
	2022	2021
United States	$11,461	$12,132
Israel	1,424	$809
Australia	1,835	1,584
Brazil	1,431	153
Germany	1,431	100
Other	218	596
Total	$17,800	$15,374
(a) The Company has presented December 31, 2021 information to conform to the current period presentation.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

17. INCOME TAX
Income tax recognized in the statement of operations:

	Year ended
	December 31, 2022	December 31, 2021
Current tax
Current tax expense in respect of the current year	$296	$—

Deferred tax
Deferred tax expense (recovery) in the current year	(6,650)	950
Total income tax expense recognized in the current year	$(6,354)	$950
The reconciliation of income tax expense attributable to loss before income taxes differs from the amounts computed by applying the combined federal and provincial combined tax rate of 27% (2021 — 27%) of pre-tax loss as a result of the following:

	Year ended
	December 31, 2022	December 31, 2021
Net loss before income tax	$(72,455)	$(44,681)
Expected federal income tax recovery calculated at 27% (a)	(19,563)	(12,064)
Effect of income/expenses, net, that are not (taxable)/deductible (permanent differences) in determining taxable profit	591	3,493
Tax rates differences applicable to foreign subsidiaries	616	(708)
Loss related to loan conversion	(319)	—
Change valuation allowance	13,825	7,988
Foreign exchange	—	1,226
Changes in tax rates	—	950
Intangible asset impairment - effect of tax rate difference	(1,520)	—
Other	16	65
Income tax expense	$(6,354)	$950

(a)Due to the substantial alignment of the taxable income base between Canada and its provinces, the combined federal and provincial rate has been used as the reconciliation rate.

The following net deferred tax assets are not recognized in the consolidated financial statements due to the unpredictability of future income as of the periods presented:

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	Year ended
	December 31, 2022	December 31, 2021
Deferred tax asset (liability)
Non-capital losses carry forward	$36,794	$24,139
Capital losses carryforward	516	98
Other	4,222	3,765
Property, plant and equipment	978	595
Intangibles	625	581
Deferred tax assets	$43,135	$29,178
Valuation allowance	(42,338)	(28,513)
Intangible assets	—	(6,650)
Investments	(600)	—
Other	(197)	(665)
Net deferred tax liability	$—	$(6,650)
As at December 31, 2022, the Company has operating losses, which may be carried forward to apply against future year’s income tax for income tax purposes, subject to final determination by taxation authorities and expiring as follows:

	Canada	United States	Colombia	United Kingdom	Portugal	Germany	Total

2030	$—	$—	$2,689	$—	$—	$—	$2,689
2031	—	—	12,395	—	1,802	—	$14,197
2032	—	—	6,135	—	3,859	—	$9,994
2033	—	—	7,591	—	3,925	—	$11,516
2034	—	—	25,247	—	7,778	—	$33,025
2037	—	641	—	—	—	—	$641
2038	—	—	—	—	—	—	$—
2039	479	—	—	—	—	—	$479
2040	10,824	—	—	—	—	—	$10,824
2041	8,675	—	—	—	—	—	$8,675
2042	7,090	—	—	—	—	—	$7,090
Indefinite	—	15,692	—	49	—	10,350	$26,091
Total	$27,068	$16,333	$54,057	$49	$17,364	$10,350	$125,221
Should all of the deferred tax assets be recognized as an asset in the future, approximately $390 of the benefit would be credited to share capital. Due to the losses sustained by the Company in the current and prior periods, no amount of deferred tax related to investments in subsidiaries has been recognized.
Uncertain Tax Benefits
The Company has recorded no provisions for, or reserved amounts related to unrecognized deferred tax assets in respect of, uncertain tax benefits for the year ended December 31, 2022 and 2021, and there are no foreseeable changes for the 12 months following December 31, 2022. During the years ended December 31, 2022 and 2021, the Company recorded $109 and $44, respectively of interest or penalties related to Canadian foreign reporting late filing penalties. All years since the incorporation of the Company and its subsidiaries remain open to be audited by tax authorities.

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share:

	Year Ended
	December 31, 2022	December 31, 2021
Numerator:
Net loss	$(66,165)	$(45,726)
Adjustments to reconcile to net loss available to common stockholders:
Net loss — basic and diluted	$(66,165)	$(45,726)

Denominator:
Weighted-average common shares outstanding - basic and diluted	38,392,392	25,690,096

Net loss per common share - basic and diluted	$(1.72)	$(1.78)
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

The Company excluded the following potential common shares, presented based on amounts outstanding at December 31, 2022 and 2021, from the computation of diluted net loss per share attributable to common shareholders because including them would have had an anti-dilutive effect:

	December 31, 2022	December 31, 2021

Common stock warrants	17,840,951	17,840,951
SAMA earnout shares	570,211	570,211
Stock options	410,477	784,193
Unvested restricted share units	1,897,943	1,576,031
Total	20,719,582	20,771,386
19. CONTINGENCIES AND COMMITMENTS
The Company is involved in various legal claims and actions arising in the normal course of the Company’s operations. Although the outcome of these claims cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on the Company’s financial position, cash flows or results of operations.
Commitments
The Company does not have any commitments to purchase raw materials at specific prices under any supplier contracts. The Company is committed to pay approximately $1,100 for the year 2023 insurance coverage. Additionally, see Note 11 for information on the Company's debt obligations.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

20. LEASES

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

	Financial Statement Classification	Year Ended December 31, 2022
Operating lease costs:
Operating lease costs-Fixed	General and administrative	$1,440
Sub-lease income	General and administrative	$(212)
Operating lease costs	Inventory	$154
Total lease costs		$1,382

The table above includes amounts relating to the Company's lease costs, which includes net costs recognized in our operating expenses during the period, including amounts capitalized as part of the costs of Inventory, in accordance with ASC 330. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For year ended December 31, 2022, cash paid for amounts associated with our operating lease liabilities was approximately $1,611, which was classified as operating activities in the consolidated statement of cash flows.

The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of December 31, 2022:

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Leases and a reconciliation to the operating lease liabilities as of December 31, 2022
2023	$1,202
2024	755
2025	279
2026	131
2027	113
Thereafter	100
Total future fixed operating lease payments	$2,580

Less: Imputed interest	$266
Total operating lease liabilities	$2,314

Weighted-average remaining lease term - operating leases	2.73
Weighted-average discount rate - operating leases	8.2%

Due to our election to apply the effective date method of adoption for ASC 842, we have included the following additional disclosure under our historical lease accounting under ASC 840.

As of December 31, 2021, future minimum lease payments under non-cancelable operating lease were as follows

Future minimum lease payments
2023	$1,910
2024	1,562
2025	845
2026	337
2027	152
Thereafter	286
Total	$5,092

21. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company has been reviewing, planning, and implementing various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and optimizing its business model. As part of this process, the Company undertook several restructuring activities during 2022.

In February 2022, with the passage of Regulation 227, followed by the Joint Resolution 539 of 2022 by the Colombian Government in April 2022, the Company could export cannabis flower for medicinal use. With this significant development, the Company evaluated its current production capacity for cannabis extracts and thus identified the need to scale back on some of the extraction capacity and related assets. This initiative included a global workforce reduction and actions to right-size the Company’s extraction related assets, which triggered some asset write-off charges.

In December 2022, the Company approved a plan to shut-down its cultivation activities in Portugal in order to preserve cash. Subsequently, in January 2023, the Company further approved the wind-down of the entire Portuguese operations to improve operating margin and solely focusing its Cannabis cultivating and production in Colombia. Under this restructuring plan, the Company expects its Portuguese flower cultivation, post-harvest processes, and manufacturing activities to cease in full by the end of the first quarter of 2023. As we work to complete the wind-down process for our Portugal operations, we are also preparing for the sale process of these assets, with a goal to complete the sale during the fiscal year ending December 31, 2023.

Our restructuring charges are comprised primarily of costs related to asset abandonment, including future lease commitments, and employee termination costs related to headcount reductions.

The following table summarizes the activities related to the restructuring program for the year ended December 31, 2022:

	Employee severance and related benefits	Asset Impairment	Costs associated with Exit and Disposal Activities	Total
Total restructuring charges	$2,233	$23,865	$844	$26,942
Charges against the reserve	—	(23,571)	—	(23,571)
Cash payment	(826)	(294)	(14)	(1,134)
Balance at December 31, 2022	$1,407	$—	$830	$2,237

As part of its restructuring activities, the Company has incurred expenses that qualify as exit and disposal costs under GAAP. For the year ended December 31, 2022, total restructuring charges included employee severance of $2,233, asset write-off of $23,865, and exit and disposal cost of $844. Asset write off includes Property, plant and equipment write offs of $10,396 and other assets write off of $1,494 related to the exit of the Portuguese operations including inventory reserve of $6,726 and costs to maintain the facilities until an orderly wind-down. The Company charged the restructuring program costs to other operating expenses. The Company does not expect further material charges because of the closure of the Portugal facilities.

During the year ended December 31, 2022, the Company made payments of $1,134 for employee-related and other costs, respectively. The remaining exit and disposal costs were non-cash expenses. As of December 31, 2022, the liability related to the exit and disposal costs was $2,237, which is included in Accrued expenses and Other current liabilities.

22. SUBSEQUENT EVENTS

The Company expanded the scope of its restructuring plan in January 2023, designed to improve operating margin and support the company's growth, scale, and profitability objectives. As part of this plan, the Company started winding down its operations in Portugal, resulting in a 21% reduction in the total workforce and an approximately 96% reduction in the workforce in Portugal. The Company incurred charges related to severance, employee benefits, real estate and equipment exit costs, and write-offs of inventories.

The Company has identified and disclosed all subsequent events that require disclosure as of the date of this statement. Therefore, apart from the event disclosed, there are no other subsequent events that require disclosure as of the year end December 31, 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company needs to implement disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

As of December 31, 2022, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO - 2013’’).

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

•Insufficient segregation of duties, lack of structure, reporting lines and appropriate authorities and responsibilities to achieve financial reporting objectives. Lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls.

During the year ended December 31, 2022, an additional material weakness was identified as follows:

•Information technology general controls were not properly designed and implemented in user access over certain information technology systems that support the Company's financial reporting process. The access issues relate to the extent of privileges afforded to certain users as well as the Company's user access review controls.

Management Plan to Remediate Material Weaknesses

During the year ended December 31, 2022, we made the following enhancements to our control environment:

a. We enhanced our controls to improve the preparation and review over complex accounting measurements, and the application of GAAP to significant accounts and transactions, and our financial statement disclosures; and,

b. We engaged outside consultants to assist us in our evaluation of the design, implementation, and documentation of internal controls that address the relevant risks, and that provide for appropriate evidence of performance of our internal controls (including completeness and accuracy procedures) and to provide technical Sarbanes-Oxley Act training to individuals throughout the organization that are responsible for executing internal controls.

We expect to implement the following measures in 2023 to continue to remediate the material weaknesses identified:

a. Adding more technical accounting resources to enhance our control environment and to allow for proper segregation of duties;

b. Enhance the Company's accounting software system with a system designed with the functionality to properly segregate duties and implement appropriate user access controls;

c. Until we have sufficient technical accounting resources, we will continue to engage external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP, and to assist us with documenting and assessing our accounting policies and procedures; and,

d. Engaging outside consultants to assist us in performing testing in order to evaluate the operating effectiveness of our internal controls.

Under the direction of the audit committee of the board of directors, management will continue to take measures to remediate the material weakness in calendar year 2023. As such, we will continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weakness. We believe that our remediation plan will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.

We believe the corrective actions and controls need to be in operation for a sufficient period for management to conclude that the control environment is operating effectively and has been adequately tested through audit procedures. Therefore, the material weaknesses have not been remediated as of the date of this report.

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weakness described above. Except as noted above, no change to our internal control over financial reporting occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Information about our directors and executive officers as of the date of this filing is set forth below.

Name	Age	Positions held
Andres Fajardo	45	Chief Executive Officer and Director
George J. Schultze	53	Chairman
Henry R. Hague III	51	Chief Financial Officer
Julian Wilches	44	Chief Regulatory Officer
Elisabeth DeMarse	69	Director
Gary Julien	53	Director
William Muecke	54	Director

Andres Fajardo

Mr. Fajardo has served as Chief Executive Officer since March 25, 2022, and as Director and our President since the consummation of the Business Combination on December 18, 2020. Prior to the consummation of the Business Combination, Mr. Fajardo served as the President of Clever Leaves since 2019. Mr. Fajardo has served in various roles within our company, including Chief Executive Officer in 2019 and Chairman in 2018 of Clever Leaves Colombia, after helping establish the Clever Leaves Colombia business in 2016. Prior to Clever Leaves, from 2016 to 2018, Mr. Fajardo was a Founding Partner of Mojo Ventures, a venture capital incubator in Colombia. Mr. Fajardo has more than 20 years of management experience, having served as Chief Executive Officer of IQ Outsourcing, a leading Colombian business processing outsourcing firm from 2010 to 2015, and previously a principal member at Booz & Company from 2000 to 2010. Mr. Fajardo also served on the boards of directors and advisory boards of a number of private companies from 2012 through 2020. Mr. Fajardo holds an MBA from Harvard Business School and a BS, with honors, from Los Andes University in Colombia in Industrial Engineering and Economics. We believe Mr. Fajardo is qualified to serve on our Board due to his experience as a Chief Executive Officer leading complex organizations, his tenure as a management consultant in a global renowned firm that is testament of his ability to design, develop, and implement business and operating strategies, his previous success as an entrepreneur, and his prior experience serving on boards of directors and advisory boards.

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

Elisabeth DeMarse

Elisabeth DeMarse has served as a Director since the consummation of the Business Combination on December 18, 2020. Ms. DeMarse has been an independent director of Kubient Inc. (Nasdaq: KBNT) since January 2020. Ms. DeMarse has been an independent director of Trajectory Alpha Acquisition Corp. (NYSE: TCOA) since December 2021. She served as Non-Executive Chairman of Nedsense (AMS: NEDSE) from 2015 to 2016 and as an independent director of AppNexus Inc. from 2014 to 2018. Ms. DeMarse has been a limited partner at Tritium Partners, a private equity fund, since 2013, and a limited partner of Kimbark LLC, a family limited partnership, since 2002. From 2012 to 2016, Ms. DeMarse served as President, Chief Executive Officer and Chairman of TheStreet, Inc. (Nasdaq: TST). From 2010 to 2012, she served as Chief Executive Officer of Newser, an award-winning news digest and aggregation website. Ms. DeMarse was the founder and Chief Executive Officer of CreditCards.com from 2006 to 2010 and the Chief Executive Officer of Bankrate from 2000 to 2004. Prior to that, she was an Executive Vice President of Hoover’s, Inc., a company information site and database, which completed its IPO in 1999. Ms. DeMarse spent a decade as Chief Marketing Officer for Bloomberg LP working directly for the founder, Michael Bloomberg, where she was instrumental in the formation of several media properties. A member of The Committee of 200, Ms. DeMarse has an MBA from Harvard Business School and a BA in History from Wellesley College, where she was a Wellesley Scholar. We believe Ms. DeMarse is qualified to serve on our Board due to her extensive experience serving in leadership roles, including as President, Chief Executive Officer and Chairman of TheStreet, Inc., a Nasdaq-listed company, and her experience serving on the boards of directors of other public companies.

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

William Muecke

William Muecke has served as a Director since March 25, 2022. Mr. Muecke co-founded Artemis Growth Partners, LLC in 2017 and since then has led investment origination, due diligence and execution staff management, deal processing, legal structuring, and exits. Mr. Muecke formerly was co-founder and managing partner of CoreCo Private Equity, a 2017 recipient of “Best for the World” impact investment funds as rated by B Analytics | GIIRS (Global Impact Investment Rating System), a sister company B Corporation and part of the B Labs family of impact rating services. Prior to co-founding CoreCo Private Equity, Mr. Muecke was managing director and global co-head of the healthcare services sector in the healthcare investment banking group at Goldman, Sachs & Co. in New York City. Prior to his leadership role in the healthcare investment banking group, Mr. Muecke was global co-head of the mobile data sector in the communications, media, and entertainment group at Goldman, Sachs & Co. in San Francisco. Prior to his years at Goldman, Mr. Muecke was vice president and leveraged finance senior officer specializing in high yield debt, restructuring advisory, and leveraged buyouts at Donaldson, Lufkin & Jenrette in San Francisco. Over the duration of a 27-year career in global finance, Mr. Muecke developed expertise first as a banker in advisory, restructuring, and corporate finance, and then, later, as an investor in structuring, funding, and successfully exiting from multiple private equity deals. Mr. Muecke’s technical skills in deal structuring, debt and equity funding, and merger negotiations across a wide variety of U.S. and international industries. Mr. Muecke maintains a network of executive-level contacts at global corporations, institutional investors, large family offices, private investment firms, and commercial and investment banks. Mr. Muecke earned a BA in English with a minor in Honors Chemistry from Cornell University and is a graduate of the FALCon Program in Japanese at Cornell’s Graduate School. We believe Mr. Muecke is qualified to serve on our Board based on his experience supporting companies within the global cannabis sector, across the value chain.

Family Relationships and Other Arrangements

There are no family relationships among our directors and executive officers. Except as described above in the director biographies, there are no arrangements or understandings between or among our executive officers and directors pursuant to which any director or executive officer was or is to be selected as a director or executive officer.

Corporate Governance

Code of Conduct

Our Code of Conduct applies to all our employees, officers and directors, including our principal executive officer, principal financial officer and other senior financial officers. Our Code of Ethics for Senior Financial Employees constitutes a “code of ethics” as defined by Item 406(b) of Regulation S-K. The Code of Conduct and Code of Ethics for Senior Financial Employees are publicly available without charge on the “Governance - Code of Conduct” and “Governance - Senior Financial Officer Code of Ethics” portions of our website, www.cleverleaves.com.

Changes to Shareholder Director Nomination Process

There were no material changes in 2022 to the process by which our shareholders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our “named executive officers.” As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies. In 2022, our “named executive officers” were as follows:

•Andres Fajardo, our Chief Executive Officer as of March 25, 2022, who previously served as our President through March 24, 2022;
•Kyle Detwiler, our Chief Executive Officer through March 24, 2022;
•Henry R. Hague, III, our Chief Financial Officer;
•Julián Wilches, our Chief Regulatory Officer; and
•David Kastin, General Counsel and Corporate Secretary through December 6, 2022.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2022 and 2021:

Name and Principal Position	Year	Salary ($)(1)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-equity Incentive Plan compensation ($)(4)	All Other Compensation ($) (5)	Total ($)
Andres Fajardo Chief Executive Officer	2022	232,023	1,435,200	—	—	—	1,667,223
	2021	204,083	1,816,900	—	27,464	—	2,048,447
Kyle Detwiler Former Chief Executive Officer	2022	67,212	452,185	—	—	283,369	802,766
	2021	248,461	4,696,900	—	—	26,124	4,971,485
Henry R. Hague, III Chief Financial Officer	2022	311,019	399,996	—	—	—	711,015
	2021	235,962	1,241,861	430,585	31,895	—	1,940,303
Julián Wilches (6) Chief Regulatory Officer	2022	202,493	55,606	—	—	—	258,099
	2021	221,711	1,051,938	20,276	—	—	1,293,925
David Kastin (6) Former General Counsel and Corporate Secretary	2022	295,263	318,603	—	—	—	613,866
	2021	274,423	1,230,487	37,094	—	—	1,542,004
____________
(1) Amounts reflect base salary earned by each named executive officer during the applicable year.

(2) 2022 amounts for Mr. Fajardo and Mr.Wilches have been converted based on the Colombia Peso/U.S. dollar exchange rate in effect as of December 31, 2022 (COP 4,810 to $1) and 2021 amounts for Mr. Fajardo and Mr.Wilches have been converted based on the Colombia Peso/U.S. dollar exchange rate in effect as of December 31, 2021 (COP 3,981.16 to $1).

(3) Amounts reflect the full grant-date fair value of stock awards and option awards granted during the applicable year computed in accordance with Financial Accounting Standards Board ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock and option awards made to named executive officers in Note 14 to our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The amount for Mr. Detwiler also includes the incremental fair value recognized in connection with the acceleration of certain of Mr. Detwiler’s equity awards upon termination of his employment, as described below in the summary of the Detwiler Separation Agreement (as defined below).

(4) As described below, the performance conditions under the annual bonus plan were not achieved, and none of the named executive officers received an annual bonus for 2022.

(5) Amounts reflect the continued base salary and the value of continued benefits provided to Mr. Detwiler as severance, as described below in the summary of the Detwiler Separation Agreement.

(6) Messrs. Wilches and Kastin were not named executive officers in 2021.

Narrative to Summary Compensation Table

2022 Base Salaries

The named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. As of January 1, 2022, the annual base salaries for Messrs. Fajardo, Detwiler, Hague, Wilches and Kastin were COP 1,079,517,684, $275,000, $300,000, COP 942,124,800 and $300,000 respectively. On April 1, 2022, the salaries of Messrs. Hague and Kastin were increased to $315,000.

2022 Bonuses

Each of our named executive officers is eligible to participate in our Performance Bonus Plan, under which annual bonuses may be earned based on the achievement of individual and corporate performance goals. Under our 2022 Performance Bonus Plan, the annual bonuses for each of our named executive officers were weighted based on achievement of performance goals as follows: (i) 40% based on revenue; (ii) 40% based on adjusted free cash flow; and (iii) 20% based on a qualitative performance evaluation. For 2022, the annual target bonus amounts expressed as a percentage of base salary for Messrs. Fajardo, Hague, Wilches and Kastin were equal to 60%, 40%, 25%, and 40% respectively. The executives had the ability to receive a multiplier of 20% for their bonuses if certain revenue and adjusted cash flow goals were exceeded. None of the named executive officers received a bonus for 2022 because the performance goals were not met.

Equity Compensation

2018 Omnibus Incentive Compensation Plan

We maintain an equity incentive plan, the Northern Swan Holdings, Inc. 2018 Omnibus Incentive Compensation Plan, as amended (the “2018 Plan”), which has provided our employees (including the named executive officers), non-employee directors, consultants and independent contractors the opportunity to participate in the equity appreciation of our business through the receipt of equity awards. We believe that such equity awards function as a compelling retention tool. In addition, certain of our named executive officers received awards of restricted shares granted outside of the 2018 Plan pursuant to individual restricted share award agreements. The 2018 Plan was terminated as of December 18, 2020 in respect of future grants of awards and issuances and distributions of common shares, other than issuances of common shares upon the exercise of options or the vesting of restricted share units granted under the 2018 Plan that were outstanding on December 18, 2020. Each of our named executive officers (other than Messrs. Hague and Kastin) was granted stock options under the 2018 Plan with respect to Clever Leaves shares that were converted into awards and options with respect to our shares based on the exchange ratio in the Business Combination, as shown in the Outstanding Equity Awards at Fiscal Year-End Table. Certain of the stock options, which had exercise prices greater than the fair market value per Clever Leaves share immediately prior to the closing of the Business Combination, were repriced immediately prior to the closing, prior to being converted into stock options with respect to our shares, so that their exercise prices equaled such fair market value.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of our common shares underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2022.

		Option Awards (11)					Stock Awards (11)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(10)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(10)
Andres Fajardo	1/14/22(1)	—	—	—	—	—	520,000	159,640	—	—
	7/1/21(2)	—	—	—	—	—	—	—	29,378	9,019
	7/1/21(3)	—	—	—	—	—	26,440	8,117	—	—
	3/2/21(4)	—	—	—	—	—	—	—	45,000	13,815
	3/2/21(5)	—	—	—	—	—	22,500	6,908	—	—
	7/14/20(6)	3,204	—	—	10.00	4/17/25		—	—	—
	10/31/19(7)	10,487	10,486	—	—	01/18/24	—	—	—	—
Kyle Detwiler	7/1/21(2)	—	—	—	—	—	—	—	2,141	657
	3/2/21(4)	—	—	—	—	—	—	—	14,209	4,362
Henry R. Hague, III	1/14/22(8)	—	—	—	—	—	144,926	44,492	—	—
	7/1/21(2)	—	—	—	—	—	—	—	19,585	6,013
	7/1/21(3)	—	—	—	—	—	17,626	5,411	—	—
	3/2/21(9)	—	—	—	—	—	45,000	13,815	—	—
	3/2/21(9)	10,000	30,000	—	14.40	3/2/31	—	—	—	—
Julián Wilches	1/14/22(10)	—	—	—	—	—	20,147	6,185	—	—
	7/1/21(2)	—	—	—	—	—	—	—	6,528	2,004
	7/1/21(3)	—	—	—	—	—	5,876	1,804	—	—
	3/2/21(4)	—	—	—	—	—	—	—	33,333	10,233
	3/2/21(5)	—	—	—	—	—	16,666	5,116	—	—
	7/14/20(6)	2,433	—	—	10.00	4/17/25		—	—	—
	10/31/19(7)	17,866	17,867	—	—	1/18/24	—	—	—	—
David Kastin(11)	—	—	—	—	—	—	—	—	—	—
____________
(1) The original award granted to Mr. Fajardo covered 520,000 restricted share units. The award provides for 25% of the award to vest on each of the first four anniversaries of January 14, 2022, subject to Mr. Fajardo’s continuous service with us through the applicable vesting dates.

(2) The original awards granted to Messrs. Fajardo, Detwiler, Hague and Wilches covered 29,378, 29,378, 19,585 and 6,528 restricted share units, respectively. The awards are subject to both service- and performance-vesting, subject to the named executive officer’s continuous service through the applicable vesting dates. The awards will (i) service-vest in four annual installments as follows: 10% on July 1, 2022; 20% on July 1, 2023; 30% on July 1, 2024; and 40% on July 1, 2025, and (ii) performance-vest if the closing price of our common shares on Nasdaq equals or exceeds $15.00 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2024 (which condition has not been met). Under the terms of the Detwiler Separation Agreement, 2,141 restricted share units covered by Mr. Detwiler’s award were deemed to be service-vested as of March 24, 2022 and permitted to remain eligible to performance-vest for the applicable performance period based on actual performance.

(3) The original awards granted to Messrs. Fajardo, Hague and Wilches covered 29,378, 19,585 and 6,528 restricted share units, respectively. The awards are subject to both service- and performance-vesting, subject to the named executive officer’s continuous service through the applicable vesting dates. The awards will (i) service-vest in four annual installments as follows: 10% on July 1, 2022; 20% on July 1, 2023; 30% on July 1, 2024; and 40% on July 1, 2025, and (ii) performance-vest if the closing price of our common shares on Nasdaq equals or exceeds $12.50 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2022 (which condition was met on March 16, 2021).

(4) The original awards granted to Messrs. Fajardo, Detwiler and Wilches covered 45,000, 45,000 and 33,000 restricted share units respectively. The awards are subject to both service- and performance-vesting, subject to the named executive officer’s continuous service through the applicable vesting dates. The awards will (i) service-vest such that 25% of each award will vest on each of the first four anniversaries of December 18, 2020, and (ii) performance-vest if the closing price of our common shares on Nasdaq equals or exceeds $15.00 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2024 (which condition has not been met). Under the terms of the Detwiler Separation Agreement, 2,959 restricted share units covered by Mr. Detwiler’s award were had their service-vesting accelerated as of March 24, 2022 and were permitted to remain eligible to performance-vest for the applicable performance period based on actual performance.
(5) The original awards granted to Mr. Fajardo and Mr. Wilches covered 45,000 and 33,333 restricted share units respectively. The award provides for 25% of the award to vest on each of the first four anniversaries of December 18, 2020, subject to continuous service with us through the applicable vesting dates. The awards are subject to both service- and performance-vesting, subject to the named executive officer’s continuous service through the applicable vesting dates. The awards will (i) service-vest such that 25% of each award will vest on each of the first four anniversaries of December 18, 2020, and (ii) performance-vest if the closing price of our common shares on Nasdaq equals or exceeds $12.50 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2024 (which condition was met on March 16, 2021).

(6) 100% of the award vested on October 14, 2020.

(7) The original awards granted to Mr. Fajardo and Mr. Wilches covered 20,973 and 35,733 stock options respectively. The awards provide for 25% of the award to vest on each of the first four anniversaries of January 18, 2020 , subject to Mr. Fajardo and Mr. Wilches’ continuous service with us through the applicable vesting dates; provided that, in the case of Mr. Fajardo the award will fully accelerate in vesting in the event of a termination of Mr. Fajardo’s service by us without “Cause” (as defined in the 2018 Plan) within one year following the closing of a “Change in Control” (as defined in the 2018 Plan and which was not triggered by the Business Combination).

(8) The original award granted to Mr. Hague covered 144,926 restricted share units. The award provides for 27,173 of the restricted share units to vest in equal installments on February 22, 2023 and February 22, 2024, and for 117,753 of the restricted share units to vest in equal installments on February 22, 2023, February 22, 2024 and February 22, 2025, subject to continuous service through the applicable vesting dates.

(9) The original awards granted to Mr. Hague covered 40,000 stock options and 60,000 restricted share units. Each award provides for 25% of the award to vest on each of the first four anniversaries of March 2, 2021, subject to Mr. Hague’s continuous service with us through the applicable vesting dates.

(10) The original award granted to Mr. Wilches covered 20,147 restricted share units. The award will time vest in two equal installments on the first two anniversaries of the grant date.

(11) Mr. Kastin resigned from the Company effective December 6, 2022 and forfeited all outstanding equity awards held.

(12) Values are based on the closing price of our common shares on December 31, 2022, which was equal to $0.3070.

(13) Numbers in these columns reflect conversion of awards with respect to Clever Leaves common shares to awards with respect to our common shares in connection with the Business Combination.

Executive Compensation Arrangements

Andres Fajardo Employment Agreement

We entered into an employment agreement with Mr. Fajardo in January 2018, which was amended by addenda effective October 31, 2019 and January 1 2022 (as amended, the “Fajardo Employment Agreement”). The Fajardo Employment Agreement provides for an employment term of three years subject to automatic renewal for subsequent 12-month periods unless terminated upon 90 days’ notice by either party. The Fajardo Employment Agreement provides for an annual base salary of $275,000 (paid in COP) and an annual performance-based bonus of up to 70% of annual base salary. The Fajardo Employment Agreement provides that the Company will provide personal and family security services to Mr. Fajardo, if approved by the Board, but no such services were provided in 2022.

Pursuant to the Fajardo Employment Agreement, upon a termination of employment by us without cause (as defined in the Fajardo Employment Agreement), Mr. Fajardo will receive a severance payment equal to the greater of one year of his annual base salary and the amount of severance required by law, subject to Mr. Fajardo’s execution of a release of claims in favor of the Company.

The Fajardo Employment Agreement provided for a one-time performance-based bonus equal to $120,000 in the event that Ecomedics S.A.S. achieves revenue of $1,250,000 over a three-month period, subject to Mr. Fajardo’s continuous employment through the achievement of such goal (which goal was met in 2020, with corresponding payment in April 2021).
The Fajardo Employment Agreement includes a 12-month post-termination non-competition covenant. If Mr. Fajardo resigns or provides notice of non-renewal and the Company decides to enforce the non-competition covenant, the Company must pay Mr. Fajardo an amount equivalent to the annual base salary for the duration of the restricted period.

Detwiler Employment Agreement

In connection with the consummation of the Business Combination, we entered into an amended and restated employment agreement with Mr. Detwiler (the “Detwiler Employment Agreement”) effective as of December 18, 2020. The Detwiler Employment Agreement provided for an employment term of two years, and was subject to automatic renewal for successive one-year periods thereafter, unless either we or Mr. Detwiler were to provide three months’ notice of non-renewal. The Detwiler Employment Agreement provided for an annual base salary and annual target bonus of $150,000 (which amount was subsequently increased to $250,000 as of January 1, 2021) and 60% of annual base salary, respectively; provided that base salary for purposes of any severance determination would be deemed to be $250,000 or any greater base salary rate in effect on Mr. Detwiler’s date of termination.

Upon a termination of employment by us without Cause (as defined in the Detwiler Employment Agreement), by Mr. Detwiler for Good Reason (as defined in the Detwiler Employment Agreement) or due to a non-renewal of the term by us, in each case occurring at any time prior to a Change of Control (as defined in the Detwiler Employment Agreement) or following the 24-month anniversary of the occurrence of a Change of Control, Mr. Detwiler would have received (i) any accrued but unpaid annual bonus for any year prior to the year in which the termination date occurred, payable when such bonus would have otherwise been paid, (ii) a pro-rated annual bonus for the year in which the termination date occurred, payable when such bonus would have otherwise been paid, (iii) accelerated vesting in full of all of Mr. Detwiler’s outstanding equity and equity-based awards that were subject to service-vesting, (iv) pro-rated vesting of Mr. Detwiler’s outstanding equity and equity-based awards that were subject to performance-vesting (based on the portion of the performance period served), which would have vested on the originally scheduled vesting dates based on actual performance during the performance period, (v) continued payment of Mr. Detwiler’s then current annual base salary for a period of 24 months following the termination date, in accordance with our payroll practices, and (vi) subsidized COBRA premiums for Mr. Detwiler and his spouse and dependents for the lesser of 24 months following the termination of employment and such shorter period that represents the maximum period allowable under law.

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

Detwiler Separation Agreement

On February 8, 2022, our board of directors and Mr. Detwiler mutually determined that Mr. Detwiler would step down from his positions as our Chief Executive Officer and Chairman of our board of directors effective as of March 24, 2022. In connection with Mr. Detwiler’s separation, he entered into a Separation and Release Agreement with us (the “Detwiler Separation Agreement”). Under the Detwiler Separation Agreement, and consistent with the terms of the Detwiler Employment Agreement and Mr. Detwiler’s equity award agreements, Mr. Detwiler has received, or will receive, the following payment and benefits following his last day of employment on March 24, 2022: (i) two times his annual base salary, payable in installments over 24 months; (ii) eligibility to be paid a 2022 annual bonus targeted at 70% of his base salary, measured against performance goals established for senior executives and pro-rated for the period from January 1, 2022 through March 24, 2022, payable at the same time 2022 annual bonuses are paid to other key executives of the Company (no such bonus was paid); (iii) Company reimbursement of COBRA premiums paid by Mr. Detwiler for continuation coverage for Mr. Detwiler and his spouse and dependents for 18 months (or up to 24 months if Mr. Detwiler is permitted to use continuation coverage under COBRA for a period in excess of 18 months); (iv) accelerated vesting of all of his unvested stock options and service-vesting restricted share units (including restricted share units that were previously subject to performance-vesting conditions that have been achieved), other than his award of service-vesting restricted share units granted on January 14, 2022 (the “2022 RSUs”); (v) accelerated vesting of 50,000 of the 2022 RSUs (which amount was scheduled to otherwise vest within 12 months of March 24, 2022); and (vi) a portion of his restricted share units that are subject to performance-vesting conditions that have not yet been met will remain outstanding and eligible to vest based on actual performance through the end of the applicable performance period.

The foregoing payments and benefits are subject to Mr. Detwiler’s continued compliance with the restrictive covenants contained in the Detwiler Separation Agreement and entry into a release of claims in favor of the Company.

Henry R. Hague, III Employment Agreement

In February 2021, we entered into an employment agreement with Mr. Hague, providing for his position as Chief Financial Officer (the “Hague Employment Agreement”). The Hague Employment Agreement provides for an indefinite term, an annual base salary of $250,000 (which amount was subsequently increased to $300,000 as of July 1, 2021 and $315,000 as of April 1, 2022) and eligibility to receive a discretionary annual bonus targeted at 40% of the base salary (prorated for 2021 based on his February 2021 start date), based upon achievement of annual performance goals.

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

Mr. Hague is subject to a 12-month post-termination non-competition restrictive covenant and an 18-month post-termination customer and employee non-solicitation restrictive covenant.

Julian Wilches Employment Agreement

We entered into an employment agreement with Mr. Wilches in January 2018, as amended by addenda effective October 21, 2019 and February 25, 2021 (as amended, the “Wilches Employment Agreement”). The Wilches Employment Agreement provides for an indefinite term. The Wilches Employment Agreement provides for an annual base salary of $240,000 (paid in COP) and an annual performance-based bonus of up to 25% of annual base salary. The Wilches Employment Agreement provides that the Company will cover personal and family security services, if approved by the Board, but no such services were provided in 2022.

The Wilches Employment Agreement does not include a severance provision (there was one that applied in before 2020, but it is no longer in effect).

Mr. Wilches is separately subject to a Confidentiality, Restrictive Covenants and Intellectual Property Agreement.

Kastin Employment Agreement

We entered into an employment agreement with Mr. Kastin (the “Kastin Employment Agreement”) effective as of August 10, 2020. The Kastin Employment Agreement provided for an indefinite term. Pursuant to the Kastin Employment Agreement, Mr. Kastin’s annual base salary and annual target bonus were $250,000 (which amount was subsequently increased to $300,000 as of July 1, 2021 and $315,000 as of April 1, 2022) and 40% of annual base salary, respectively.

Upon a termination of employment by us without Cause (as defined in the Kastin Employment Agreement), Mr. Kastin would have received one month of continued base salary for each three full months of employment by the Company, up to a maximum of six months of base salary.

Any severance payment to Mr. Kastin would have been contingent upon the execution and non-revocation of a release of claims in favor of the Company.

Mr. Kastin resigned voluntarily from the Company in December 2022 and did not receive any severance benefits.

Mr. Kastin is separately subject to a Confidentiality, Restrictive Covenants and Intellectual Property Agreement.

Director Compensation

Director Compensation Table

The following table sets forth information concerning the compensation of our non-employee directors for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Gary M. Julien	53,750	74,312	128,062
Etienne Deffarges(3)	12,500	—	12,500
Elisabeth DeMarse	66,250	74,312	140,562
George J. Schultze(4)	56,667	87,379	144,046
William Muecke(5)	38,333	80,843	119,176
___________
(1) Amounts reflect the full grant-date fair value of stock awards granted during the applicable year computed in accordance with Financial Accounting Standards Board ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards made to directors in Note 14 to our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

(2) The table below shows the aggregate numbers of unvested restricted share units and deferred restricted share units held as of December 31, 2022 by each director who was serving as of December 31, 2022.

Name	Number of Unvested Restricted Share Units Outstanding at Fiscal Year End	Number of Deferred Restricted Share Units Outstanding at Fiscal Year End
Gary M. Julien	68,807	6,469
Etienne Deffarges	—	—
Elisabeth DeMarse	68,807	6,469
George J. Schultze	68,807	—
William Muecke	68,807	—
___________
(3) Mr. Deffarges voluntarily resigned from our board of directors effective as of January 14, 2022.

(4) George J. Schultze was appointed as a new director and member of the Audit Committee, effective as of February 2, 2022, to fill the vacancy created by the departure of Etienne Deffarges on January 14, 2022.

(5) On March 16, 2022, William Muecke was appointed as a new director and member of the Compensation Committee and the Nominating and Governance Committee, effective as of March 25, 2022, to fill the vacancy resulting from the departure of Mr. Detwiler.

Amended and Restated Non-Employee Director Compensation Policy

Effective as of April 1, 2022, we adopted an amended and restated compensation policy for our non-employee directors (the “Amended and Restated Non-Employee Director Compensation Policy”) that consists of annual cash retainer fees and long-term equity awards. Pursuant to the Amended and Restated Non-Employee Director Compensation Policy, each of our non-employee directors receives an annual cash retainer of $50,000. The chairperson of our board of directors receives an additional annual cash retainer of $15,000, the chairperson of our audit committee receives an additional annual cash retainer of $15,000, the chairperson of our compensation committee receives an additional annual cash retainer of $5,000 and the chairperson of our nominating and governance committee receives an additional annual cash retainer of $5,000. Each annual cash retainer is paid quarterly in advance. No meeting fees are paid to any non-employee director for attending any meetings of our board of directors or its committees. Our directors who are also employees receive no compensation for their services as directors.

On the date of any annual meeting of our shareholders, each non-employee director is granted an award of restricted share units with respect to our common shares (the “Annual Award”) with a grant-date value (based on the volume-weighted average price per our common share over the 20 consecutive trading-day period ending on the date of such annual meeting (or on the last preceding trading day if the date of the annual meeting is not a trading day)) equal to $75,000, rounded down to the nearest whole share. Non-employee directors who are appointed between annual meetings receive prorated awards (the “Initial Award”). Each such Annual Award and Initial Award vests on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of the annual meeting on which the award was granted (or, in the case of an Initial Award, the first anniversary of the date of the annual meeting that occurred immediately preceding the non-employee director’s start date), subject to the non-employee director continuing in service on our board of directors through the applicable vesting date.

Our former Non-Employee Director Compensation Policy, which was replaced by the Amended and Restated Non-Employee Director Compensation Policy, provided for an initial grant to each non-employee director who served on our board of directors on the closing of the Business Combination (Gary M. Julien and Elisabeth DeMarse). Each such grant was made on February 26, 2021 in the form of an award of 7,000 restricted share units with respect to our common shares. Each such award vested on the day immediately preceding the date of our first annual meeting on June 29, 2021, subject to the non-employee director continuing in service on our board of directors through the applicable vesting date.

Each of the foregoing equity awards held by a non-employee director vest in full immediately prior to the occurrence of a Change in Control (as defined in the 2020 Plan), to the extent outstanding at such time. All equity awards granted under this policy are granted under, and subject to the limits of, the 2020 Plan and an award agreement thereunder.

Non-employee directors are permitted to defer settlement of shares underlying certain of their restricted share unit awards.

Pursuant to the Amended and Restated Non-Employee Director Compensation Policy, each non-employee director is reimbursed for any out-of-pocket expenses reasonably incurred by him or her in connection with services provided in such capacity.

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

The Non-Plan Option Agreements were not approved by stockholders. Each option granted under the Non-Plan Option Agreements (i) has a per-share exercise price of $0.003, (ii) was eligible to vest in full on April 17, 2022, subject to the applicable service provider’s continued service with us through such date (or, if earlier, the date of the service provider’s termination of service by us without Cause within one year following the closing of a Change in Control (as such terms are defined in the 2018 Plan)), (iii) may be exercised no later than April 17, 2023, and (iv) is subject to and governed by the terms and conditions of the 2018 Plan as if such option had been granted thereunder.

The following table summarizes equity compensation plan information for the 2020 Plan, the Earnout Plan and the 2018 Plan, all stockholder approved, as a group, and for the Non-Plan Option Agreements, which are non-stockholder approved, in each case as of December 31, 2022.

Equity Compensation Plan Information Table

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)(a)		Weighted- average Exercise Price of Outstanding Options, Warrants and Rights ($)(b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)(c)
Equity Compensation Plans Approved by Stockholders	2,287,501	(1)	7.54	(2)	1,680,596	(3)
Equity Compensation Plans Not Approved by Stockholders	20,920		0.0003	(2)	—
Total	2,308,421		7.15		1,680,596
___________
(1) Includes common shares issuable pursuant to equity awards outstanding under (i) the 2018 Plan, which consists of options to purchase 327,627 common shares, (ii) the 2020 Plan, which consists of (a) options to purchase 82,850 common shares, and (b) 1,258,930 common shares subject to unvested restricted share units, and (iii) the Earnout Plan, which consists of 639,014 common shares subject to unvested restricted share units. The 2018 Plan was terminated as of December 18, 2020 in respect of future grants of awards and issuances and distributions of common shares, other than issuances of common shares upon the exercise of options or the vesting of restricted share units granted under the 2018 Plan that were outstanding on December 18, 2020.

(2) The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding restricted share units, which have no exercise price.

(3) Includes (i)1,141,945 common shares that remain available for future issuance under the 2020 Plan, (ii) 538,651 common shares that remain available for future issuance under the Earnout Plan.

Security Beneficial Ownership

The following table sets forth information regarding beneficial ownership of our common shares as of March 27, 2023 by each of our directors and named executive officers, all our directors and current executive officers as a group and each person known by us to be the beneficial owner of more than 5% of our issued and outstanding common shares.

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

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares(1)
Directors and Named Executive Officers:(2)
Kyle Detwiler (3)	2,363,236	5.3%
Andres Fajardo (4)	516,777	1.2%
Henry R. Hague III (5)	74,793	*
David Kastin	8,276	*
Julian Wilches (6)	744,604	1.7%
Elisabeth DeMarse (5)	7,000	*
Gary M. Julien (5)	7,000	*
George J. Schultze (5)(7)	2,255,313	5.1%
William Muecke (5)	57,816	*

All directors and current executive officers as group (7 persons)	3,663,303	8.2%
Greater than 5% Shareholders:
Neem Holdings, LLC (8)	2,668,551	6.0%
Schultze Special Purpose Acquisition Sponsor, LLC (the “Sponsor”)(9)	2,248,844	5.0%
* Less than 1%

(1) Percentages are based on 44,577,483 common shares outstanding as of March 27, 2023.

(2) Unless otherwise noted, the business address of each of these individuals is Bodega 19-B Parque Industrial Tibitoc P.H, Tocancipá - Cundinamarca,
Colombia.

(3) The number of common shares shown as beneficially owned by Mr. Detwiler consists of (i) 2,161,026 common shares owned directly by Mr. Detwiler, (ii) 202,210 common shares issuable upon exercise of the vested options owned by Mr. Detwiler. The number of common shares shown as beneficially owned does not include equity awards that do not vest within 60 days of March 27, 2023.

(4) Includes 405,607 common shares owned by Inversiones Mojo CL FA S.A.S., which is controlled by Mr. Fajardo, and shares issuable upon exercise of options that are exercisable within 60 days. The number of common shares shown as beneficially owned does not include equity awards that do not vest within 60 days of March 27, 2023.

(5) The number of common shares shown as beneficially owned does not include equity awards that do not vest within 60 days of March 27, 2023.

(6) Includes common shares owned by Just Go S.A.S., which is controlled by Mr. Wilches, and shares issuable upon exercise of options that are exercisable within 60 days. The number of common shares shown as beneficially owned does not include equity awards that do not vest within 60 days of March 27, 2023.

(7) Based on information contained in Amendment No. 1 to Schedule 13D filed February 7, 2022, consists of 2,248,844 common shares held by the Sponsor and 6,469 RSUs Mr. Schultze received in connection with his appointment to the Board and in accordance with the Non-Employee Director Compensation
Policy. The number of common shares shown as beneficially owned does not include 4,900,000 warrants that cannot be exercised within 60 days of March 27, 2023. The address for the entity and individual identified in this footnote is c/o Schultze Special Purpose Acquisition Sponsor, LLC, 800 Westchester
Avenue, Suite S-632, Rye Brook, New York 10573.

(8) Based on information contained in Amendment No. 2 to Schedule 13G filed February 9, 2023, consists of 2,668,551 common shares held by Neem
Holdings, LLC (“Neem Holdings”). Farallon Capital Management, L.L.C. (“FCM”), as the manager of Neem Holdings, may be deemed to beneficially own such common shares held by Neem Holdings. Each of Philip D. Dreyfuss, Michael B. Fisch, Richard B. Fried, Varun N. Gehani, Nicolas Giauque, David T.
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

(9) Based on information contained in Amendment No. 1 to Schedule 13D filed February 7, 2022, the number of common shares shown as beneficially owned does not include 4,900,000 warrants that cannot be exercised within 60 days of March 27, 2023. The address for the Sponsor is c/o Schultze Special
Purpose Acquisition Sponsor, LLC, 800 Westchester Avenue, Suite S-632, Rye Brook, New York 10573.

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

Our Board has affirmatively determined that Ms. DeMarse, Mr. Julien, Mr. Schultze and Mr. Muecke are independent directors under applicable Nasdaq and Exchange Act rules.

Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Marcum LLP, New York City, New York, PCAOB ID# 10592

Audit Fees
For the year indicated, Marcum LLP billed or is expected to bill the Company the following fees:

For the Year Ended December 31,
2022
($) in thousands
Audit Fees	$588
Audit-Related Fees	$21
Total	$609

For the years indicated, BDO Canada LLP billed or is expected to bill the Company the following fees(1):

	For the Year Ended December 31,
	2022	2021
	($) in thousands
Audit Fees	$149	$1,285
Audit-Related Fees	$33	$113
Total	$182	$1,398
(1) On September 13, 2022, Clever Leaves Holdings Inc. notified BDO Canada LLP (“BDO”) of its dismissal as the Company’s independent registered public accounting firm effective as of that date. The dismissal of BDO was approved by the audit committee of the board of directors of the Company (the “Audit Committee”). The decision by the Audit Committee was made to reduce ongoing costs related to the Company’s annual audit.
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

10.9	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 21, 2020).
10.10
Note Purchase Agreement, dated as of July 19, 2021, between Catalina LP and Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.11
First Amendment to Secured Convertible Note, dated as of January 13, 2022, by and among Clever Leaves Holdings Inc. and Catalina LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on January 13, 2022).

10.12
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

10.13
Pledge Agreement, dated as of July 19, 2021, made by Clever Leaves Holdings, Inc in favor of Catalina LP. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.14
Pledge Agreement, dated as of July 19, 2021, made by Clever Leaves International Inc. in favor of Catalina LP. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.15
Pledge Agreement, dated as of July 19, 2021, made by 1255096 B.C. Ltd. in favor of Catalina LP. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021)

10.16
Pledge Agreement, dated as of July 19, 2021, made by Clever Leaves US, Inc. in favor of Catalina LP. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.17
Registration Rights Agreement, dated as of July 19, 2021, between Catalina LP and Clever Leaves Holdings Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.18
Payout and Release Agreement, dated as of July 13, 2021, by and among Clever Leaves International Inc., Clever Leaves Holdings Inc., GLAS Americas LLC, as collateral agent, GLAS USA LLC, as paying agent, and other parties named therein. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

10.19
Subordination Agreement, entered into as of July 19, 2021, by and between Catalina LP and Rock Cliff Capital LLC. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 19, 2021).

Exhibit No.	Description
10.20
Equity Distribution Agreement, dated January 14, 2022, by and between Clever Leaves Holdings Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on January 14, 2022.)

16.1
Letter from BDO Canada LLP as to the change in certifying accountant, dated as of September 14, 2022 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on September 14, 2022).

21.1**	Subsidiaries of Clever Leaves Holdings Inc.
23.1**	Consent of BDO Canada LLP.
23.2**	Consent of Marcum LLP.
24.1	Power of Attorney (included on the signature page of this report).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)
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

Clever Leaves Holdings Inc.
March 30, 2023
	By:	/s/ Andres Fajardo
	Name:	Andres Fajardo
	Title:	Chief Executive Officer

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

Signature	Title	Date

/s/ Andres Fajardo	Director and Chief Executive Officer (Principal Executive Officer)	March 30, 2023
Andres Fajardo

/s/ Henry R. Hague, III	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2023
Henry R. Hague, III

/s/ George Schultze	Director	March 30, 2023
George Schultze

/s/ Elisabeth DeMarse	Director	March 30, 2023
Elisabeth DeMarse

/s/ Gary M. Julien	Director	March 30, 2023
Gary M. Julien

/s/ William Muecke	Director	March 30, 2023
William Muecke