Form 10-Q
period 2023-03-31
Clever Leaves Holdings Inc.
filed 2023-05-11
CIK 1819615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of registrant’s common shares outstanding as of May 8, 2023 was 45,519,228.

CLEVER LEAVES HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain statements that are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. You should not place undue reliance on such statements because they are subject to numerous risks and uncertainties which are difficult to predict and many of which are beyond our control and could cause our actual results to differ from the forward-looking statements. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “could,” “may,” “would,” “should,” “intend,” “plan,” “potential,” “predict,” “forecast,” “will,” “expect,” “budget,” “contemplate,” “believe,” “estimate,” “continue,” “project,” “positioned,” “strategy,” “outlook” and similar expressions. You should read statements that contain these words carefully because they:

•discuss future expectations;
•contain projections of future results of operations or financial condition; or
•state other “forward-looking” information.

All such forward-looking statements are based on our current expectations and involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. We believe it is important to communicate our expectations to our security holders. However, there may be future events that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Part I, Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022 (the “Annual Report” or “2022 Form 10-K”) provide examples of risks, contingencies, uncertainties, and events that may cause our actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

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
•our ability to retain our key employees; and
•other factors that are more fully discussed in Part I, Item 1A of the "2022 Form 10-K" under the heading “Risk Factors”, and those discussed in other documents we file with the SEC.

These risks could cause actual results to differ materially from those implied by the forward-looking statements contained in this Form 10-Q.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. These forward-looking statements speak only as of the date of this Form 10-Q. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

This Form 10-Q contains estimates, projections and other information concerning our industry, our business, and the markets for our products. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research as well as from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

ITEM 1. FINANCIAL STATEMENTS
CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Financial Position
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

		As of
	Note	March 31, 2023	December 31, 2022

Assets
Current:
Cash and cash equivalents		$6,362	$12,449
Restricted cash		327	439
Accounts receivable, net		2,648	2,252
Prepaids, deposits and other receivables	6	3,778	2,708
Inventories, net	5	8,015	8,399
Total current assets		21,130	26,247

Investment – Cansativa	7	5,753	5,679
Property, plant and equipment, net of accumulated depreciation of $7,531 and $7,120 for March 31, 2023 and December 31, 2022, respectively	9	13,491	13,963
Asset held for sale - Land	19	1,500	1,500
Intangible assets, net	8	3,164	3,354
Operating lease right-of-use assets, net	18	1,144	1,303
Other non-current assets		54	52
Total Assets		$46,236	$52,098

Liabilities
Current:
Accounts payable		$1,776	$2,299
Accrued expenses and other current liabilities		3,826	4,238
Loans and borrowings, current portion	10	457	465
Warrant liability	11	157	113
Operating lease liabilities, current portion	18	599	1,239
Deferred revenue		988	1,072
Total current liabilities		7,803	9,426
Loans and borrowing — long-term	10	1,020	1,065
Operating lease liabilities — long-term	18	619	1,087
Other long-term liabilities		24	112
Total Liabilities		$9,466	$11,690

Contingencies and commitments

Shareholders’ equity
Preferred shares, without par value, unlimited shares authorized, nil shares issued and outstanding for each of March 31, 2023 and December 31, 2022		—	—
Common shares, without par value, unlimited shares authorized: 44,007,272 and 43,636,783 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	11	—	—
Additional paid-in capital		221,756	221,313
Accumulated deficit		(184,986)	(180,905)
Total shareholders' equity		36,770	40,408
Total liabilities and shareholders' equity		$46,236	$52,098

See accompanying notes to the condensed consolidated financial statements

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Operations
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

		Three Months Ended March 31,
	Note	2023	2022
Revenue, net	16	$3,978	$5,041
Cost of sales		(1,744)	(2,448)
Gross profit		2,234	2,593

Expenses
General and administrative	12	5,367	6,998
Sales and marketing		549	732
Research and development		212	412
Restructuring expenses	13	—	3,843
Depreciation and amortization		236	327
Total expenses		6,364	12,312

Loss from operations		(4,130)	(9,719)

Other Expense (Income), net
Interest (income)/expense and amortization of debt issuance cost		(17)	2,109
Loss (gain) on remeasurement of warrant liability	11	44	(490)
Loss on debt extinguishment, net	11	—	2,263
Foreign exchange (gain) loss		(45)	211
Other expense (income), net		39	(51)
Total other expenses, net		21	4,042

Loss before income taxes and equity investment loss		$(4,151)	$(13,761)
Equity investment share of loss		—	64
Loss from continuing operations		(4,151)	(13,825)
Income (loss) from discontinued operations		70	(2,315)
Net loss		$(4,081)	$(16,140)
Net loss per share:
Basic and diluted from continuing operations		$(0.09)	$(0.50)
Basic and diluted from discontinued operations		—	(0.08)
Net loss per share	17	$(0.09)	$(0.58)
Weighted-average common shares outstanding:
Basic and diluted	17	43,903,285	27,960,584

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2021	26,605,797	$—	$187,510	$(114,740)	$72,770
Issuance of common shares, gross	11,047,567	—	23,400	—	23,400
Issuance of common shares upon vesting of RSUs	247,453	—	—	—	—
Stock option exercise	116,112	—	22	—	22
Share-based compensation expense	—	—	500	—	500
Equity issuance costs	—	—	(1,177)	—	(1,177)
Beneficial conversion feature of Convertible Note	—	—	1,749	—	1,749
Conversion of Convertible Note to common shares	607,000	—	1,324	—	1,324
Net loss	—	—	—	(16,140)	(16,140)
Balance at March 31, 2022	38,623,929	$—	$213,328	$(130,880)	$82,448

	Note	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
		Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2022		43,636,783	$—	$221,313	$(180,905)	$40,408
Issuance of common shares upon vesting of RSUs		370,489	—	—	—	—
Share-based compensation expense	12	—	—	468	—	468
Equity issuance costs	11	—	—	(25)	—	(25)
Net loss		—	—	—	(4,081)	(4,081)
Balance at March 31, 2023		44,007,272	$—	$221,756	$(184,986)	$36,770

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands of U.S. Dollars)
(Unaudited)

		Three Months Ended March 31,
		2023	2022
Cash Flow from Operating Activities:
Loss from continuing operations		$(4,151)	$(13,825)
Income (loss) from discontinued operations		70	(2,315)
Net loss		$(4,081)	$(16,140)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization		623	896
Amortization of debt discount and debt issuance cost		—	1,681
Loss on disposal of fixed assets		74	—
Inventory provision	5	121	845
Restructuring and related costs	13	—	3,919
Loss (gain) on remeasurement of warrant liability	11	44	(490)
Non-cash lease expense	18	(289)	137
Foreign exchange (gain) loss		(45)	345
Stock-based compensation expense	14	468	500
Loss on equity method investment, net	7	—	64
Loss on debt extinguishment, net	10	—	2,263
Other non-cash expense, net		—	281
Changes in operating assets and liabilities:
(Increase) in accounts receivable		(396)	(359)
(Increase) in prepaid expenses	6	(1,070)	(1,578)
(Increase) in other receivables and other non-current assets		(2)	(150)
Decrease (increase) in inventory	5	263	(1,667)
(Decrease) in accounts payable and other current liabilities		(1,611)	(830)
(Decrease) in accrued and other non-current liabilities		(176)	(88)
Net cash used in operating activities		$(6,077)	$(10,371)

Cash Flow from Investing Activities:
Purchase of property, plant and equipment		(35)	(1,215)
Net cash used in investing activities		$(35)	$(1,215)

Cash Flow from Financing Activities:
Repayment of debt	10	(82)	(3,554)
Proceeds from issuance of shares	11	—	23,400
Equity issuance costs	11	(25)	(1,177)
Stock option exercise		—	22
Net cash (used in) provided by financing activities		$(107)	$18,691
Effect of exchange rate changes on cash, cash equivalents & restricted cash		20	(22)
Net (decrease) increase in cash, cash equivalents & restricted cash		$(6,199)	$7,083
Cash, cash equivalents & restricted cash, beginning of period (a)		12,888	37,699
Cash, cash equivalents & restricted cash, end of period (a)		$6,689	$44,782

(a) These amounts include restricted cash of $327 and $467 as of March 31, 2023 and March 31, 2022, respectively, which are comprised primarily of cash on deposits for certain lease arrangements.

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

The Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Company’s subsidiaries and respective ownership percentage has not changed from the year ended December 31, 2022.

These Financial Statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2022, included in its Annual Report on Form 10-K, as filed with the SEC on March 30, 2023 (the "Annual Report").

Discontinued Operations

During the fiscal year 2022, the Company undertook various strategic initiatives aimed at reducing costs, improving organizational efficiency, and optimizing its business model. As part of these initiatives, the Company implemented several restructuring activities.

Additionally, in December 2022, the Company made the decision to shut down its Portugal operations in order to preserve cash. In January 2023, the Company further approved the wind-down of its entire Portuguese operations to enhance operating margin and focus solely on cannabis cultivation and production in Colombia. As part of this restructuring plan, the Company has completed the cessation of its Portuguese flower cultivation, post-harvest processes, and manufacturing activities and is expected to fully shut down the remainder of its operations by the end of the second quarter of 2023. Concurrently, preparations are underway for the sale process of these assets, with the objective of concluding the sale during the fiscal year ending December 31, 2023.

Considering the nature and extent of the restructuring activities undertaken, in accordance with Accounting Standards Codification (ASC) 205, Presentation of Financial Statements, the Company has determined that these operations meet the "discontinued operations" criteria as of March 31, 2023. As a result, the condensed consolidated statements of financial position, the condensed consolidated statements of operations, the condensed consolidated statements of cash flows, and the notes to the consolidated financial statements have been restated for all periods presented to reflect the discontinuation of these operations in accordance with ASC 205.

Please refer to Note 19, "Discontinued Operations," for further details regarding the discontinued businesses. The discussion in the notes to these financial statements, unless otherwise noted, pertains solely to the Company's continuing operations.

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

As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of March 31, 2023, as well as operating losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time that it can generate significant revenue from the sale of its available inventories.

At March 31, 2023, the Company had cash and cash equivalents of $6,362. As of March 31, 2023, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the consolidated financial statements were issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are disclosed in its audited consolidated financial statements for the year ended December 31, 2022, included in the Annual Report. Except as noted below, there have been no other changes in the Company's significant accounting policies as discussed in the Annual Report.

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

Recently Adopted Accounting Pronouncements

ASU No. 2016-13- Credit Losses on Financial Instruments (Topic 326)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses for certain financial instruments and financial assets. For trade receivables, we are required to estimate lifetime expected credit losses. For available-for-sale debt securities, the Company will recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023. We have adopted the provisions of Accounting Standards Update (ASU) No. 2016-13, Credit Losses on Financial Instruments (Topic 326). After careful consideration and analysis, we have determined that the adoption of this pronouncement has not had a material impact

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
on our financial reporting. Therefore, our financial statements and disclosures have not been significantly affected by the adoption of this standard.

4. FAIR VALUE MEASUREMENTS

The following table provides the fair value measurement hierarchy of the Company’s assets and liabilities, except for those assets and liabilities that are short term in nature and approximate the fair values, as of the periods presented:

	Level 1	Level 2	Level 3	Total

As of March 31, 2023
Assets:
Investment – Cansativa	—	—	5,753	5,753
Total Assets	$—	$—	$5,753	$5,753
Liabilities:
Loans and borrowings	—	1,477	—	1,477
Warrant liability	—	—	157	157
Total Liabilities	$—	$1,477	$157	$1,634

As of December 31, 2022
Assets:
Investment – Cansativa	—	—	5,679	5,679
Total Assets	$—	$—	$5,679	$5,679
Liabilities:
Loans and borrowings	—	1,530	—	1,530
Warrant liability	—	—	113	113
Total Liabilities	$—	$1,530	$113	$1,643

Investment – Cansativa

Our investment in Cansativa's equity securities does not have a “readily determinable fair value,” or is not traded in a verifiable public market. The Company accounted for this investment under ASC 321, Investments - Equity Securities. The Company used the practical expedient available under ASU 2016-01, the cost method investment which presents and carries this investment using the alternative measurement method which is cost minus impairment, if any, plus or minus changes resulting from observable price changes in “orderly transactions,” as defined in ASC 321, for the identical or a similar investment of the same issuer. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of March 31, 2023, the carrying value of its cost method investments were recoverable in all material respects. For more information, refer to Note 7 to our Financial Statements for the three months ended March 31, 2023.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table provides a summary of changes in fair value of the Company’s Level 3 investments for the three months ended March 31, 2023:

Level 3
Balance, December 31, 2022 (Measured at equity method)	$5,679
Change in value due to foreign exchange gain	74
Balance, March 31, 2023	$5,753

During the three months ended March 31, 2023, there were no transfers between fair value measurement levels.

Warrant liability

The change in fair value of warrant liabilities related to private warrants during the three months ended March 31, 2023, is as follows:

Private Placement Warrants:	Total Warrant Liability
Warrant liability at December 31, 2022	$113
Change in fair value of warrant liability	44
Warrant liabilities at March 31, 2023	$157

The Company determined the fair value of its private warrants using the Monte Carlo simulation model. The following assumptions were used to determine the fair value of the Private Warrants as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Risk-free interest rate	3.88%	4.23%
Expected volatility	110%	105%
Share Price	$0.38	$0.31
Exercise Price	$11.50	$11.50
Expiration date	December 18, 2025	December 18, 2025

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
5. INVENTORIES, NET

Inventories are comprised of the following items as of the periods presented:

	March 31, 2023	December 31, 2022
Raw materials	$1,079	$1,204
Work in progress – harvested cannabis and extracts	63	21
Finished goods – cannabis extracts	6,358	6,703
Finished goods – other	515	471
Total	$8,015	$8,399

During the three months ended March 31, 2023 and for year ended December 31, 2022, the Company recorded inventory provision for approximately $121 and $4,736, respectively, to cost of sales for obsolete inventories.

6. PREPAID, DEPOSITS AND OTHER RECEIVABLES

Prepaid, deposits and other receivables are comprised of the following items as of the periods presented:

	March 31, 2023	December 31, 2022
Prepaid expenses	$1,584	$590
Indirect tax receivables	2,127	2,007
Deposits	51	51
Other receivables and advances	16	60
Total	$3,778	$2,708

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

At the time of the sale, the Company compared the transaction value of the shares sold to the carrying value of shares sold and recognized a gain of $1,983. Immediately following the sale, the Company remeasured its retained interest which resulted in an additional gain of $4,868. No gain or loss on investments was recorded in other income in the Consolidated Statements of Operations during the three months ended March 31, 2023. Using the measurement alternative, as defined in ASC 321, the Company will remeasure the value of its retained interest if and when additional sales of Cansativa shares occur with third parties. For the three months ended March 31, 2023 and 2022, the Company’s share of net losses from the investment were $nil and $64, respectively.

8. INTANGIBLE ASSETS, NET

As part of the Herbal Brand acquisition in 2019, the Company acquired finite-lived intangible assets with a gross value of approximately $7,091. During the three months ended March 31, 2023 and 2022 the Company recorded $191 and $191, respectively, of amortization related to its finite-lived intangible assets.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following tables present details of the Company’s total intangible assets as of March 31, 2023 and December 31, 2022. The value of product formulation intangible asset is included in the value of Brand:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0.0
Customer relationships	1,000	715	285	2.9
Customer list	650	509	141	1.0
Trade name	4,516	1,778	2,738	6.0
Total finite-lived intangible assets	$7,091	$3,927	$3,164

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0.0
Customer relationships	1,000	669	331	3.0
Customer list	650	478	172	1.3
Brand	4,516	1,665	2,851	6.3
Total finite-lived intangible assets	$7,091	$3,737	$3,354

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Impairment Charge	$(19,000)	N/A	$(19,000)
Total indefinite-lived intangible assets	$—		$—

Total intangible assets	$7,091	$3,737	$3,354

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

Impairment Testing - Finite-Lived Intangibles

In conjunction with the 2022 annual impairment testing, the Company reviewed finite-lived intangible assets for impairment. In performing such review, the Company makes judgments about the recoverability of purchased finite lived intangible assets

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
whenever events or changes in circumstances indicate that an impairment may exist. The Company recognizes an impairment if the carrying amount of the long-lived asset group exceeds the Company’s estimate of the asset group’s undiscounted future cash flows. For the three months ended March 31 2023, no impairment was recognized related to the carrying value of any of the Company's finite lived intangible assets.

Impairment Testing - Indefinite-Lived Intangibles

In 2022, due to the continued decline in the Company’s stock price and the projected revenues falling behind target, the Company performed an interim impairment assessment on its indefinite-lived intangible assets, consisting of cannabis related licenses for its Colombian operations. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including assumptions about revenue projections, regulations, operating margins, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods and discount rates. Utilizing a discounted cash flow model with a weighted average cost of capital (“WACC”) of 24%, the Company performed the assessment and recognized an impairment charge of $19,000 along with the related deferred tax liability write-off of $6,650 for the year ended December 31, 2022. As a result of this recognition in 2022, no indefinite-lived intangible assets exist as of March 31, 2023.

Amortization Expense

The following table reflects the estimated future amortization expense for each period presented for the Company’s finite-lived intangible assets as of March 31, 2023:

Estimated Amortization Expense
Remainder of 2023	$624
2024	585
2025	542
2026	482
2027	452
Thereafter	479
Total	$3,164

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
9. PROPERTY, PLANT AND EQUIPMENT, NET

The Company has property, plant, and equipment related to land, buildings and warehouses, leasehold improvements, laboratory, and construction in progress. Property, plant and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Land	$1,806	$1,806
Building & warehouse	7,660	7,658
Laboratory equipment	6,376	6,416
Agricultural equipment	1,477	1,477
Computer equipment	1,397	1,397
Furniture & appliances	785	785
Construction in progress	217	240
Other	1,304	1,304
Property, plant and equipment, gross	21,022	21,083
Less: accumulated depreciation	(7,531)	(7,120)
Property, plant and equipment, net	$13,491	$13,963
10. DEBT

	March 31, 2023	December 31, 2022
Loans and borrowings, Current portion	457	465
Loans and borrowings, Long term	1,020	1,065
Total Debt	$1,477	$1,530

Portugal Debt

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed €1,000 ($1,213) (the "Portugal Debt"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Debt pays interest quarterly at a rate of Euribor plus 3.0 percentage points. For the three months ended March 31, 2023 and 2022, the company recognized interest expense of approximately €10 ($11) and €8 ($9), respectively, and repaid principal of approximately €63 ($66) and €63 ($70), respectively, of the Portugal Debt in accordance with the terms of the loan agreement. As of March 31, 2023 and December 31, 2022, the outstanding principal balance of the Portugal Debt was €680 ($739) and €750 ($805), respectively.

Colombia Debt

Ecomedics S.A.S. has entered into loan agreements with multiple local lenders (collectively, the "Colombia Debt"), under which the Company borrowed approximately COP$5,305,800 ($1,295) of mainly working capital loans. The working capital loans are secured by mortgage of our farm land in Colombia as collateral. These loans bear interest at a range of 10.96% to 12.25% per annum denominated in Colombian pesos. The first payment of the principal and interest will be repaid six months after receiving the loan. After the first payment, the principal and interest will be repaid semi-annually. As of March 31, 2023 and December 31, 2022, the outstanding principal balance was approximately COP$3,427,534 ($738) and COP$3,471,576 ($725), respectively.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
11. CAPITAL STOCK
Common Shares

As of March 31, 2023 and December 31, 2022, a total of 44,007,272 and 43,636,783 common shares were issued and outstanding, respectively.

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

Following the filing of the 2022 Form 10-K, we are subject to the limitations under General Instruction I.B.6. of Form S-3. As such, we filed Amendment No. 3 to the Prospectus Supplement, updating our proposed maximum offering amount based on the aggregate market value of our outstanding common shares held by non-affiliates as of March 27, 2023. On such date our public float was $22,548, which is calculated based on 40,996,523 of our common shares outstanding held by non-affiliates at a price of $0.55 per share. This calculation of our public float reduced our proposed offering amount to up to $7,516. If our public float increases such that we may sell additional amounts under the Equity Distribution Agreement and the Prospectus Supplement, we will file another amendment to the Prospectus Supplement prior to making additional sales.

For the three months ended March 31, 2023, no shares were sold pursuant to the ATM offering. As of March 31, 2022, the Company had issued and sold 11,047,567 shares pursuant to the ATM offering, for aggregate net proceeds of $22,223, which consisted of gross proceeds of $23,400 and $1,177 equity issuance costs.

Warrants

As of March 31, 2023, excluding the Rock Cliff warrants, the Company had 12,877,361 of its public warrants classified as a component of equity and 4,900,000 of its private warrants recognized as liability. Each warrant entitles the holder to purchase one common share at an exercise price of $11.50 per share commencing 30 days after the closing of the Business Combination and will expire on December 18, 2025, at 5:00 p.m., New York City time, or earlier upon redemption. Once the warrants are exercisable, the Company may redeem the outstanding public warrants at a price of $0.01 per warrant if the last reported sales price of the Company’s common shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders. The private warrants were issued in the same form as the public warrants, but they (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis at the holder’s option, in either case as long as they are held by the initial purchasers or their permitted transferees (as defined in the warrant agreement). Once a private warrant is transferred to a holder other than an affiliate or permitted transferee, it is treated as a public warrant for all purposes. The terms of the warrants may be amended in a manner that may be adverse to holders with the approval of the holders of at least a majority 50.1% of the then outstanding warrants.

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

As of March 31, 2023, the Company performed a valuation of the private warrants and as a result recorded a net gain on remeasurement for the three months ended March 31, 2023, of approximately $44 in its statement of operations.

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

12. GENERAL AND ADMINISTRATION
The components of general and administrative expenses were as follows:

	Three Months Ended March 31,
	2023	2022

Salaries and benefits	$2,665	$3,767
Office and administration	678	998
Professional fees	1,363	1,548
Share based compensation	468	500
Rent	187	231
Other (a)	6	(46)
Total	$5,367	$6,998
(a) For the three months ended March 31, 2023 and 2022, other general and administrative costs includes freight-out cost of approximately $110 and $157, respectively, related to costs of packaging, labelling, and courier services, respectively.
13. RESTRUCTURING EXPENSE

The Company has been reviewing, planning and implementing various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and optimizing its business model. As part of this process, the Company recorded a restructuring charge of approximately $nil and $3,843 related to asset write off, severance, and other related costs for the three months ended March 31, 2023 and 2022, respectively.

Our restructuring charges are comprised primarily of costs related to asset abandonment, including future lease commitments, and employee termination costs related to headcount reductions.

The following table summarizes the activities related to the restructuring program for the three months ended March 31, 2023:

	Employee severance and related benefits	Asset Impairment	Costs associated with Exit and Disposal Activities	Total
Balance at December 31, 2022	$1,407	$—	$830	$2,237
Charges against the reserve	—	—	—	—
Cash payment	(792)	—	(317)	(1,109)
Balance at March 31, 2023	$615	$—	$513	$1,128

14. SHARE-BASED COMPENSATION

Stock-Based Compensation Plans

The Company's 2018 Equity Incentive Plan, 2020 Equity Incentive Plan and Earnout Plan are described in the Company's 2022

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Form 10-K.

Share-Based Compensation Expense

The following table summarizes the Company's share-based compensation expense for each of its awards, included in the Consolidated Statements of Operations for the three months ended March 31, 2023.

	Three Months Ended March 31,
	2023	2022

Share-based compensation award type:
RSUs	380	315
Stock options	88	185
Total Shared Based Compensation Expense	$468	$500

The Company recognized share-based compensation expense in general and administrative expense.

Stock Options

The following table is a summary of options activity for the Company’s equity incentive plans for the three months ended March 31, 2023:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as at December 31, 2022	410,477	$7.15	2.56	$—
Granted	—	$—	—	—
Exercised	—	$—	—	$—
Forfeited	(3,484)	$10.41	—	—
Expired	(31,923)	$12.12	—	—
Balance as of March 31, 2023	375,070	$6.70	2.47	$—
Vested and expected to vest as of March 31, 2023	364,537	$6.59	2.51	$—
Vested and exercisable as of March 31, 2023	321,191	$5.82	2.06	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for all stock options that had exercise prices lower than the fair value of the Company’s common shares.

The weighted-average grant-date fair value per share of stock-options granted during the three months ended March 31, 2023 and 2022 was $nil and $1.72, respectively.

The share-based compensation expense related to unvested stock options awards not yet recognized as of March 31, 2023 and December 31, 2022, was $282 and $961, respectively, which is expected to be recognized over a weighted average period of 2.5 years and 1.2 years, respectively.

Restricted Share Units

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Time-based Restricted Share Units
The fair value for time-based RSUs is based on the closing price of the Company’s common shares on the grant date.

The following table summarizes the changes in the Company’s time-based restricted share unit activity during the three months ended March 31, 2023:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2022	1,368,151	$3.50
Granted	—	—
Vested	(370,489)	3.23
Canceled/forfeited	(7,520)	7.33
Non-vested as of March 31, 2023	990,142	$3.57

Market-based Restricted Share Units

The Company has previously granted RSUs with both a market condition and a service condition (market-based RSUs) to the Company’s employees. No such market-based RSUs were granted during the three months ended March 31, 2023. The market-based condition for these awards requires that (i) the Company’s common shares maintain a closing price equal to or greater than $12.50 for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2022 (which condition was met on March 16, 2021) or (ii) the Company's common shares maintain a closing price equal to or greater than $15.00 for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2024. Provided that the market-based condition is satisfied, and the respective employee remains employed by the Company, the market-based restricted share units will vest in four equal annual installments on the applicable vesting date.

The following table presents the weighted-average assumptions used in the Monte Carlo simulation model to determine the fair value of the market-based restricted share units granted in the three months ended March 31, 2023:

Weighted Average Assumptions
Grant date share price	$2.53
Risk-free interest rate	1.6%
Expected dividend yield	0.0%
Expected volatility	75%
Expected life (in years)	2.1 - 2.4

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table summarizes the changes in the Company’s market-based restricted share unit activity during the three months ended March 31, 2023:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2022	529,793	$12.79
Granted	—	—
Vested	—	—
Canceled/forfeited	(31,415)	13.28
Non-vested as of March 31, 2023	498,378	$12.75
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

Disaggregation of Revenue
Refer to Note 16 Segment Reporting to our unaudited condensed consolidated interim financial statements for the period ended of March 31, 2023 included in this Form 10-Q for disaggregation of revenue data.

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

As of March 31, 2023, the Company's deferred revenue, included in current and non-current liabilities was $988 and $0, respectively.
As of December 31, 2022, the Company's deferred revenue, included in current and non-current liabilities was $1,072 and $0, respectively.
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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The Company’s management evaluates segment profit/loss for each of the Company’s operating segments. The Company defines segment profit/loss as income from continuing operations before interest, taxes, depreciation, amortization, share-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. Such items are shown below in the table reconciling segment profit/(loss) to consolidated income/(loss) from continuing operations before income taxes. The Company does not have any material inter-segment sales. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CEO. Segment intangible assets, net, are disclosed in Note 8.
As of March 31, 2023, the Company’s operations were organized in the following two reportable segments:
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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table is a comparative summary of the Company’s net sales and segment loss by reportable segment for the periods presented:

	Three Months Ended March 31,
	2023	2022
Segment Net Revenue:
Cannabinoid	$1,222	$1,811
Non-Cannabinoid	2,756	3,230
Total Net Revenue	3,978	5,041

Segment Profit (Loss):
Cannabinoid	(2,315)	(5,705)
Non-Cannabinoid	447	348
Total Loss	$(1,868)	$(5,357)

Reconciliation:
Total Segment Loss	(1,868)	(5,357)
Unallocated corporate expenses	(1,558)	(3,535)
Non-cash share-based compensation	(468)	(500)
Depreciation and amortization	(236)	(327)
Loss from operations	$(4,130)	$(9,719)

Loss on debt extinguishment, net	—	2,263
Loss (gain) on remeasurement of warrant liability	44	(490)
Foreign exchange (gain) loss	(45)	211
Interest (income) expense and amortization of debt issuance cost	(17)	2,109
Other expense (income), net	39	(51)
Loss from operations before income taxes and equity investment loss	$(4,151)	$(13,761)
The following table disaggregates the Company’s revenue by channel for the periods presented:

	Three Months Ended March 31,
	2023	2022
Mass retail	$2,524	$2,814
Distributors	1,262	1,658
Specialty, health and other retail	161	392
E-commerce	31	177
Total	$3,978	$5,041

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table represents the Company's revenues attributed to countries based on location of customer:

	Three Months Ended March 31,
	2023	2022
United States	$2,756	$3,233
Brazil	887	643
Israel	250	638
Australia (a)	36	368
Other	49	159
Total	$3,978	$5,041
(a) During the quarter, we made additional sales of Portuguese flowers of approximately $300 to Australia, recognized as part of our discontinued operation. See Note 19 for further information.

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenue of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues		Percentage of Accounts Receivable
	Three Months Ended March 31, 2023		March 31,	December 31,
	2023	2022	2023	2022
Customer A (a)	15%	11%	12%	18%
Customer B (b)	*	13%	*	13%
Customer C (b)	*	*	*	15%
Customer D (b)	*	13%	*	*
Customer E (b)	20%	*	28%	*
Customer F (b)	*	*	*	10%
* denotes less than 10%

(a) net sales attributed are reflected in the non-cannabinoid segments
(b) net sales attributed are reflected in the cannabinoid segments

During the three months ended March 31, 2023 and 2022, the Company's net sales for the non-cannabinoid segment were in the U.S; cannabinoid net sales were mostly outside of the U.S., primarily in Colombia, Israel, Brazil and Australia.

The following table disaggregates the Company’s long-lived assets, by segment for the periods presented:

	March 31, 2023	December 31, 2022
Long-lived assets
Cannabinoid	$14,861	$15,308
Non-Cannabinoid	130	155
Total	$14,991	$15,463
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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share:

	Three months ended
	March 31, 2023	March 31, 2022
Numerator:
Loss from continuing operations	$(4,151)	$(13,825)
Income (loss) from discontinued operations	70	(2,315)
Net loss - basic and diluted	$(4,081)	$(16,140)

Denominator:
Weighted-average common shares outstanding - basic and diluted	43,903,285	27,960,584

Net Loss per common share - basic and diluted:
Loss from continuing operations	$(0.09)	$(0.50)
Loss from discontinued operations	$—	$(0.08)

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

The Company excluded the following potential common shares, presented based on amounts outstanding as of March 31, 2023 and 2022, from the computation of diluted net loss per share attributable to common shareholders because including them would have had an anti-dilutive effect:

	March 31, 2023	March 31, 2022

Common stock warrants	17,840,951	17,840,951
SAMA earnout shares	570,211	570,211
Stock options	375,070	601,223
Unvested restricted share units	1,488,520	2,234,928
Total	20,274,752	21,247,313

18. LEASES

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

	Financial Statement Classification	March 31, 2023
Operating lease costs:
Operating lease costs-Fixed	General and administrative	$177,305
Total lease costs		$177,305

The table above includes amounts relating to the Company's lease costs, which includes net costs recognized in our operating expenses during the period, including amounts capitalized as part of the costs of Inventory, in accordance with ASC 330. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three months ended March 31, 2023, cash paid for amounts associated with our operating lease liabilities was approximately $215,424, which was classified as operating activities in the consolidated statement of cash flows.

The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of March 31, 2023:

Leases and a reconciliation to the operating lease liabilities as of March 31, 2023
2024	$745
2025	219
2026	109
2027	116
2028	103
Thereafter	80
Total future fixed operating lease payments	$1,372

Less: Imputed interest	$154
Total operating lease liabilities	$1,218

Weighted-average remaining lease term - operating leases	2.90
Weighted-average discount rate - operating leases	8.4%

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

19. DISCONTINUED OPERATIONS

As part of the restructuring activities, the Company conducted a comprehensive review of its production capacity for cannabis extracts. This evaluation led to the decision to scale back on certain extraction capacity and related assets, resulting in asset write-off charges. The Company also approved the shutdown of its cultivation activities in Portugal to preserve cash and improve operating margins. The wind-down of the entire Portuguese operations, including flower cultivation, post-harvest processes, and manufacturing activities, is expected to be completed by the end of the second quarter of 2023. Additionally, the Company has initiated the sale process of these assets with the goal of concluding the sale during the fiscal year ending December 31, 2023.

The company determined that shutdown of Portugal operations met the criteria to be classified as a discontinued operation, and, as a result, its historical financial results are reflected in the Company's financial statements as a discontinued operation and, assets and liabilities were classified as assets and liabilities held for sale.

To provide transparency and facilitate comparison, the table below presents the major line items constituting the pretax profit or loss of the discontinued operations for the current period ended March 31, 2023, and the prior period ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Revenue, net	$337	$183
Cost of sales	—	(738)
Gross profit	337	(555)
Expenses
General and administrative	282	1,263
Restructuring expenses	—	165
Depreciation and amortization	—	190
Total expenses	282	1,618

Income (loss) from operations	55	(2,173)

Other (income) expense, net	(15)	142

Net income (loss)	$70	$(2,315)

CLEVER LEAVES INTERNATIONAL INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(In thousands of U.S. dollars, except where otherwise noted and share and per share amounts)
20. SUBSEQUENT EVENTS

Subsequent to March 31, 2023, through May 8, 2023, 941,745 shares were issued and sold under the ATM offering.

No events have occurred subsequent to March 31, 2023 and through the date of this filing that would require adjustment to or disclosure in the financial statements, except as noted above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Amounts in thousands of U.S. dollars, except as otherwise noted.
Our Company
We are a multi-national operator in the botanical cannabinoid and nutraceutical industries, with operations and investments in Colombia, Germany, the United States, and Canada We are working to develop one of the industry’s leading, low-cost global supply chains with the goal of providing high quality, pharmaceutical grade cannabis and wellness products to customers and patients at competitive prices produced in a sustainable and environmentally friendly manner. Our customers consist of retail distributors and pharmaceutical and cannabis companies, and pharmacies.

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

The following table presents select operational and financial information of the Cannabinoid segment for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
Operational information:	2023	2022	Change
(In $000s, except kilogram and per gram data)
Kilograms (dry flower) harvested (a)	718	6,765	(6,047)	(89)%
Costs to produce (b)	$926	$801	$125	16%
Costs to produce per gram	$1.29	$0.12	$1.17	990%

Selected financial information:
Revenue	$1,222	$1,811	$(589)	(33)%
Kilograms sold (c)	2,718	4,259	(1,541)	(36)%
Revenue per grams sold	$0.45	$0.43	$0.03	5%
As of March 31, 2023, the amounts presented exclude Portugal operations, as such prior year results have been restated to conform to current period reporting.

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

During the three months ended March 31, 2023 and 2022 we sold 2,718 and 4,259 kilograms, respectively, of dry flower equivalent. For the three months ended March 31, 2023, our cannabinoid segment sales were primarily in Australia, Germany, Israel, and Brazil. The decrease in cannabinoid revenues is the result of a one-time order from Brazilian customers in Q1 2022.

We harvested 718 kilograms of cannabinoids in the three months ended March 31, 2023, as compared to 6,765 kilograms in the three months ended March 31, 2022. The decrease was primarily attributable to a decrease in our production capacity at our Colombia and shut-down of our Portugal facilities.

Costs to produce were approximately $1.29 per gram of dry flower equivalent for the three months ended March 31, 2023, as compared to $0.12 per gram of dry flower equivalent for the three months ended March 31, 2022. The increase is attributable to the Company's significantly reduced agricultural output, along with ongoing extraction and processing costs at its Colombian operations.
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

Following the filing of the 2022 Form 10-K, we are subject to the limitations under General Instruction I.B.6. of Form S-3. As such, we filed Amendment No. 3 to the Prospectus Supplement, updating our proposed maximum offering amount based on the aggregate market value of our outstanding common shares held by non-affiliates as of March 27, 2023. On such date our public float was $22,548, which is calculated based on 40,996,523 of our common shares outstanding held by non-affiliates at a price of $0.55 per share. This calculation of our public float reduced our proposed offering amount to up to $7,516. If our public float increases such that we may sell additional amounts under the Equity Distribution Agreement and the Prospectus Supplement, we will file another amendment to the Prospectus Supplement prior to making additional sales.

For the three months ended March 31, 2023, no shares were sold pursuant to the ATM offering. Subsequent to March 31, 2023, 941,745 of shares were issued and sold under the ATM offering. As of March 31, 2022, the Company had issued and sold 11,047,567 shares pursuant to the ATM offering, for aggregate net proceeds of $22,223, which consisted of gross proceeds of $23,400 and $1,177 equity issuance costs.

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

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Consolidated Statements of Operations
(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2023	2022
Revenue, net	$3,978	$5,041
Cost of sales	(1,744)	(2,448)
Gross Profit	2,234	2,593

Expenses
General and administrative expenses	5,367	6,998
Sales and marketing expenses	549	732
Research and development	212	412
Restructuring expenses	—	3,843
Depreciation and amortization expenses	236	327
Total expenses	6,364	12,312

Loss from operations	(4,130)	(9,719)

Other Expense (Income), net
Interest (income)/expense and amortization of debt issuance cost	(17)	2,109
Loss (gain) on remeasurement of warrant liability	44	(490)
Loss on debt extinguishment, net	—	2,263
Foreign exchange (gain) loss	(45)	211
Other expense (income), net	39	(51)
Total other expenses, net	21	4,042

Loss before income taxes and equity investment loss	$(4,151)	$(13,761)
Equity investment share of loss	—	64
Loss from continuing operations	(4,151)	(13,825)
Income (loss) from discontinued operations	70	(2,315)
Net loss	$(4,081)	$(16,140)

Revenue by Channel
(In thousands of U.S. dollars)
The following table provides our revenue by channel for the three and three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Mass retail	$2,524	$2,814
Distributors	1,262	1,658
Specialty, health and other retail	161	392
E-commerce	31	177
Total	$3,978	$5,041

Revenue

Revenue decreased to $3,978 for the three months ended March 31, 2023, as compared to $5,041 for the three months ended March 31, 2022. The decrease was driven by a decrease in sales in both our Cannabinoid and Non-Cannabinoid segments. The decreased sales in our Cannabinoid segment were primarily driven by a one-time influx of pipeline shipments to Brazil in the year-ago period that did not repeat during the first quarter of 2023. The decrease in Non-Cannabinoid revenue was due to some marketplace adjustments with the onboarding of a new online marketplace partner and implementing new sales terms in our specialty channels.

Cost of sales

Cost of sales decreased to $1,744 for the three months ended March 31, 2023, as compared to $2,448 for the three months ended March 31, 2022. The decrease was primarily due to a decrease in inventory write-down related to aged, obsolete or unusable inventory, during the three months ended March 31, 2023 as compared to the comparable period last year.

Operating expenses
(In thousands of U.S. dollars)

	Three months ended March 31,
	2023	2022	Change
General and administrative expenses	$5,367	$6,998	$(1,631)	(23)%
Sales and marketing expenses	549	732	$(183)	(25)%
Research and development	212	412	$(200)	(49)%
Restructuring expenses	—	3,843	$(3,843)	N/A
Depreciation and amortization expenses	236	327	$(91)	(28)%
Total operating expenses	$6,364	$12,312

(As a percentage of revenue)
General and administrative expenses	135%	139%
Sales and marketing expenses	14%	15%
Research and development	5%	8%
Restructuring expenses	—%	76%
Depreciation and amortization expenses	6%	6%
Total operating expenses	160%	244%
N/M: Not a meaningful percentage

General and administrative. General and administrative expenses decreased to $5,367 for the three months ended March 31, 2023, as compared to $6,998 for the three months ended March 31, 2022, primarily due to the decrease in salaries and benefits related to the shut-down of our Portugal operations, along with other cost-cutting measures.

Sales and marketing. Sales and marketing expenses decreased to $549 for the three months ended March 31, 2023, as compared to $732 for the three months ended March 31, 2022. The decrease in spending was primarily due to the cost-cutting measures related to our Cannabinoid segment.

Research and development. Research and development expenses decreased to $212 for the three months ended March 31, 2023 as compared to $412 for the three months ended March 31, 2022. The decrease is primarily due to the decrease in research and development activities related to our cannabinoid products development.

Restructuring. No restructuring expense was charged for the three months ended March 31, 2023, as compared to $3,843 for the three months ended March 31, 2022, which was related to asset write-off, severances, and other costs related to Portugal operations shut-down.
Depreciation and amortization. Depreciation and amortization expenses decreased to $236 for the three months ended March 31, 2023, from $327 for the three months ended March 31, 2022. The decrease is mainly attributable to the write-off of assets related our Portugal operations shut-down.
Non-operating income and expenses
(In thousands of U.S. dollars)

	Three months ended March 31,
	2023	2022	Change
Interest (income)/expense and amortization of debt issuance cost	$(17)	$2,109	$(2,126)	N/M
Loss (gain) on remeasurement of warrant liability	44	(490)	534	N/M
Loss on debt extinguishment, net	—	2,263	(2,263)	N/M
Foreign exchange (gain) loss	(45)	211	(256)	N/M
Other expense (income), net	39	(51)	90	N/M
Total	$21	$4,042	$(4,021)	N/M
N/M: Not a meaningful percentage

Interest (income)/expense and amortization of debt issuance cost, net. For the three months ended March 31, 2023, the Company had interest income, net in the amount of $17 compared to $2,109 of interest expense net of amortization of debt issuance cost for the three months ended March 31, 2022. The interest expense net of amortization of debt issuance costs for the three months ended March 31, 2022 was associated with the 2022 Convertible Note and Herbal Brands loan in the prior year period, which were fully paid as of June 30, 2022.
Loss (gain) on remeasurement of warrant liability. Loss on remeasurement of warrant liability was $44 for the three months ended March 31, 2023, as compared to a gain of $490 for the three months ended March 31, 2022. The gain and loss are directly attributable to the remeasurement of the warrant liability as of March 31, 2023 and March 31, 2022, respectively, due to the change in the underlying value related to the private warrants during those periods. For more information refer to Note 11 to our unaudited condensed consolidated interim financial statements for the period ended March 31, 2023 included in this Form 10-Q.
Loss on debt extinguishment, net. Net loss on debt extinguishment was $nil for the three months ended March 31, 2023 compared to $2,263 for the three months ended March 31, 2022. The loss was primarily related to the net of debt discount and debt issuance costs in connection to the beneficial conversion feature we had recognized in the prior period. For more information refer to Note 10 to our unaudited condensed consolidated interim financial statements for the period ended March 31, 2023 included in this Form 10-Q.

Foreign exchange loss. The impact of foreign exchange for the three months ended March 31, 2023 was a gain of $45, as compared to a loss of $211 for the three months ended March 31, 2022. The foreign exchange losses for the three months ended March 31, 2023, were primarily driven by the currency fluctuations of the Euro versus the U.S. Dollar.
Other expense (income). Other expenses (income), net includes items not individually material to our consolidated financial statements.
Operating Results by Business Segment
Our management evaluates segment profit/loss for each of our reportable segments. We define segment profit/loss as income from operations before interest, taxes, depreciation, amortization, share-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 16 to our unaudited condensed consolidated interim financial statements for the three months ended March 31, 2023 included in this Form 10-Q.

Revenue by segment
(In thousands of U.S. dollars)

	Three months ended March 31,
	2023	2022
Segment Revenue:
Cannabinoid	$1,222	$1,811
Non-Cannabinoid	2,756	3,230
Total revenue	$3,978	$5,041

Cannabinoid. Cannabinoid revenue decreased to $1,222 for the three months ended March 31, 2023, as compared to $1,811 for the three months ended March 31, 2022. The decrease was primarily driven by a one-time influx of pipeline shipments to Brazil in the year-ago period that did not repeat during the first quarter of 2023.

Non-Cannabinoid. Non-Cannabinoid revenue decreased to $2,756 for the three months ended March 31, 2023, as compared to $3,230 for the three months ended March 31, 2022. The decrease was primarily driven by some marketplace adjustments with the onboarding of a new online marketplace partner and implementing new sales terms in our specialty channels.

Segment profit/loss
(In thousands of U.S. dollars)

	Three months ended March 31,		Change
	2023	2022	$	%
Segment Profit/(Loss):
Cannabinoid	$(2,315)	$(5,705)	3,390	(59)%
Non-Cannabinoid	447	348	99	28%
Total Segment Loss (a)	$(1,868)	$(5,357)	3,489	(65)%
(a) For a reconciliation of segment profit/(loss) to loss before income tax (recovery) see Note 16 to our unaudited condensed consolidated interim financial statements for the three months ended March 31, 2023, included in this Form 10-Q.

Cannabinoid — Cannabinoid segment loss decreased to $2,315 for the three months ended March 31, 2023 compared to a loss of $5,705 for the three months ended March 31, 2022, primarily due to the decrease in expenses related to our Portugal operations, which we are in the process of shutting down, along with other cost-cutting measures.
Non-Cannabinoid — Non-Cannabinoid segment profit increased to $447 for the three months ended March 31, 2023, compared to a profit of $348 for the three months ended March 31, 2022. The increase was primarily attributable to cost-cutting measures.

Liquidity and Capital Resources

We are actively seeking sources of financing to fund our continued operations. There can be no assurance that we will be able to complete any financing transaction in a timely manner or on acceptable terms or otherwise. If we are not able to raise additional cash, we may be forced to suspend or curtail planned programs, or cease operations altogether.
The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented:
(In thousands of U.S. dollars)

	Three months ended March 31,
	2023	2022
Net cash used in operating activities	$(6,077)	$(10,371)
Net cash used in investing activities	(35)	(1,215)
Net cash (used in) provided by financing activities	(107)	18,691
Effect of foreign currency translation on cash and cash equivalents	20	(22)
Cash, cash equivalents, and restricted cash beginning of period	12,888	37,699
Cash, cash equivalents, and restricted cash end of period	6,689	44,782
(Decrease) increase in cash and cash equivalents	$(6,199)	$7,083

Cash flows used in operating activities
The decrease in the net cash used in operating activities during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily the result of decreased operating and other expenses due to implementation of cost cutting measures, and changes in operating assets and liabilities.
Cash flows from investing activities
The decrease in net cash used in investing activities during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, was primarily related to lower capital expenditures in our Portugal operations, which we are in the process of shutting down, along with other cost-cutting measures.
Cash flows from financing activities

The decrease in net cash provided by financing activities during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, is because the Company had no sales pursuant to the ATM offering during the three months ended March 31, 2023. For more information refer to Note 11 to our unaudited condensed consolidated interim financial statements for the period ended of March 31, 2023 included in this Form 10-Q.

Sources of Liquidity

We have historically financed our operations through the issuance of shares, the issuance of convertible debt and cash from operations. As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $6,362 and $12,449, respectively, which were held for working capital, repayment of loans and general corporate purposes. This represents an overall decrease of $6,087.

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
We have had operating losses and negative cash flows from operations since inception and expect to continue to incur net losses for the foreseeable future until such time, if ever, that we can generate significant revenue from the sale of our available inventories. We anticipate that we will continue to incur losses from operations due to pre-commercialization activities, marketing and manufacturing activities, and general and administrative costs to support operations. Subsequent to March 31, 2023, through May 8, 2023, 941,745 of shares were issued and sold under the ATM offering. For more information refer to Note 20 to our unaudited condensed consolidated interim financial statements for the period ended March 31, 2023 included in this Form 10-Q.

We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. While we have been successful in raising financing in the past, there can be no assurances that additional financing will be available when needed on acceptable terms, or at all. The continued influence of the direct and indirect results of the outbreak of COVID-19 and uncertain market and regulatory conditions may further limit our ability to access capital. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, and suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, financial condition, and prospects.
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

The Company’s ability to execute its operating plans through 2023 and beyond depends on its ability to obtain additional funding, which may include several initiatives such as raising capital, reducing working capital, and monetizing non-core assets to meet planned growth requirements and to fund future operations, which may not be available on acceptable terms, or at all.
Debt
Total debt outstanding as of March 31, 2023 and December 31, 2022 was $1,477 and $1,530, respectively. The debt outstanding as of March 31, 2023 was comprised of our current and non-current portions of other borrowings of $457 and $1,020, respectively, related to the Colombia and Portugal working capital loans. The debt outstanding as of December 31, 2022 was comprised of our current and non-current portions of other borrowings of $465 and $1,530, respectively, related to the Colombia and Portugal working capital loans. Other borrowing consists of the debt related to the Portugal Line of Credit and Colombia working capital loan. For more information refer to Note 10 to our unaudited condensed consolidated interim financial statements for the period ended of March 31, 2023 included in this Form 10-Q.

Portugal Debt

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed €1,000 ($1,213) (the "Portugal Debt"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Debt pays interest quarterly at a rate of

Euribor plus 3.0 percentage points. For the three months ended March 31, 2023 and 2022, the company recognized interest expense of approximately €10 ($11) and €8 ($9), respectively, and repaid principal of approximately €63 ($66) and €63 ($70), respectively, of the Portugal Debt in accordance with the terms of the loan agreement. As of March 31, 2023 and 2022, the outstanding principal balance of the Portugal Debt was €680 ($739) and €938 ($1,143), respectively. In December 2022, the Company approved a plan to shut-down its cultivation activities in Portugal in order to preserve cash. The Portugal Debt was not discharged as part of the restructuring and remains outstanding. For more information on the Restructuring, see Note 21 to our audited consolidated financial statements for the year ended December 31, 2022 included in our 2022 Form 10-K.

Colombia Debt

Ecomedics S.A.S. has entered into loan agreements with multiple local lenders (collectively, the "Colombia Debt"), under which the Company borrowed approximately COP$5,305,800 ($1,295) of mainly working capital loans. The working capital loans are secured by mortgage of our farm land in Colombia as collateral. These loans bear interest at a range of 10.96% to 12.25% per annum denominated in Colombian pesos. The first payment of the principal and interest will be repaid six months after receiving the loan. After the first payment, the principal and interest will be repaid semi-annually. For the three months ended March 31, 2023 and 2022, the outstanding principal balance was approximately COP$3,427,534 ($738) and COP$4,515,503 ($1,151), respectively.
Contingencies
In the normal course of business, we receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, as of March 31, 2023 any potential liabilities resulting from claims we have received would not have a material adverse effect on our consolidated financial statements.
Off-Balance Sheet Arrangements
We did not have off-balance sheet arrangements during the periods presented, other than the obligations discussed above.
Critical Accounting Policies and Significant Judgments and Estimates
See Part II, Item 7, "Critical Accounting Policies and Estimates" in our 2022 Form 10-K. There have been no material changes to our critical accounting policies and estimates since our 2022 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of as March 31, 2023. The term "disclosure control and procedures" as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2023 were not effective due to a material weakness as described below.

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

Management Plan to Remediate Material Weaknesses

During the year ended December 31, 2022 and the three months ended March 31, 2023, we made the following enhancements to our control environment:

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

Our remediation activities are ongoing during calendar year 2023. In addition to the above actions, we expect to engage in additional activities, including, but not limited to:

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

Under the direction of the audit committee of the board of directors, management will continue to take measures to remediate the material weaknesses in calendar year 2023. As such, we will continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weaknesses. We believe that our remediation plan will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting.

We believe the corrective actions and controls need to be in operation for a sufficient period for management to conclude that the control environment is operating effectively and has been adequately tested through audit procedures. Therefore, the material weaknesses have not been remediated as of the date of this report.

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weakness described above. Except as noted above, no change to our internal control over financial reporting occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our 2022 Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our 2022 Form 10-K.

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

Clever Leaves Holdings Inc.
May 11, 2023
	By:	/s/ Andres Fajardo
	Name:	Andres Fajardo
	Title:	Chief Executive Officer