Form 10-Q
period 2023-06-30
Clever Leaves Holdings Inc.
filed 2023-08-14
CIK 1819615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of registrant’s common shares outstanding as of August 10, 2023 was 45,726,599.

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
•our ability to achieve our business strategies;
•general economic conditions, including the ongoing military conflict between Russia and Ukraine (and resulting sanctions) on the global economy, global financial markets and our business;
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

ITEM 1. FINANCIAL STATEMENTS

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Financial Position
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

		As of	As of
	Note	June 30, 2023	December 31, 2022
Assets
Current:
Cash and cash equivalents		$5,077	$12,449
Restricted cash		64	439
Accounts receivable, net		2,590	2,252
Prepaids, deposits and other receivables	6	3,207	2,708
Inventories, net	5	7,470	8,399
Total current assets		18,408	26,247

Investment – Cansativa	7	5,777	5,679
Property, plant and equipment, net of accumulated depreciation of $7,990 and $7,120 for June 30, 2023 and December 31, 2022, respectively	9	13,094	13,963
Assets held for sale - Land		1,500	1,500
Intangible assets, net	8	2,987	3,354
Operating lease right-of-use assets, net	18	981	1,303
Other non-current assets		84	52
Total Assets		$42,831	$52,098

Liabilities
Current:
Accounts payable		$2,300	$2,299
Accrued expenses and other current liabilities		3,115	4,238
Loans and borrowings, current portion	10	471	465
Warrant liability		168	113
Operating lease liabilities, current portion	18	663	1,239
Deferred revenue		845	1,072
Total current liabilities		7,562	9,426
Loans and borrowing — long-term	10	908	1,065
Operating lease liabilities — long-term	18	389	1,087
Other long-term liabilities		24	112
Total Liabilities		$8,883	$11,690

Contingencies and commitments

Shareholders’ equity
Preferred shares, without par value, unlimited shares authorized, nil shares issued and outstanding for each of June 30, 2023 and December 31, 2022		—	—
Common shares, without par value, unlimited shares authorized: 45,704,459 and 43,636,783 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	11	—	—
Additional paid-in capital		222,530	221,313
Accumulated deficit		(188,582)	(180,905)
Total shareholders' equity		33,948	40,408
Total liabilities and shareholders' equity		$42,831	$52,098

See accompanying notes to the condensed consolidated financial statements

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2023	2022	2023	2022
Revenue, net	16	$4,981	$4,100	$8,959	$9,141
Cost of sales		(2,255)	(1,619)	(3,999)	(4,067)
Gross profit		2,726	2,481	4,960	5,074

Expenses
General and administrative	12	4,805	6,424	10,172	13,422
Sales and marketing		469	728	1,018	1,461
Research and development		403	359	615	771
Restructuring expenses	13	—	—	—	3,842
Depreciation and amortization		224	318	460	644
Total expenses		5,901	7,829	12,265	20,140

Loss from operations		(3,175)	(5,348)	(7,305)	(15,066)

Other Expense (Income), net
Interest and amortization of debt issuance cost		35	645	18	2,754
Loss (Gain) on remeasurement of warrant liability	11	11	(1,323)	55	(1,813)
Gain on investment	7	—	(6,851)	—	(6,851)
Loss on debt extinguishment, net	10	—	—	—	2,263
Foreign exchange loss		67	264	22	475
Other (income) expense, net		(27)	61	12	9
Total other expenses (income), net		86	(7,204)	107	(3,163)

Loss (income) before income taxes and equity investment loss		$(3,261)	$1,856	$(7,412)	$(11,903)
Equity investment share of loss		—	—	—	64
Loss (income) from continuing operations		$(3,261)	$1,856	$(7,412)	$(11,968)
Loss from discontinued operations		(334)	(2,902)	(264)	(5,218)
Net loss		$(3,595)	$(1,046)	$(7,676)	$(17,186)
Net loss per share:
Basic and diluted from continuing operations	17	$(0.07)	$0.05	$(0.17)	$(0.35)
Basic and diluted from discontinued operations		(0.01)	(0.08)	(0.01)	(0.16)
Net loss per share		$(0.08)	$(0.03)	$(0.18)	$(0.51)
Weighted-average common shares outstanding:		44,866,179	39,559,793	44,387,392	33,792,261
Basic and diluted	17	(0.08)	(0.03)	(0.18)	(0.51)

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2021	26,605,797	$—	$187,510	$(114,740)	$72,770
Issuance of common shares, gross	11,047,567	—	23,400	—	23,400
Issuance of common shares upon vesting RSUs	247,453	—	—	—	—
Stock option exercise	116,112	—	22	—	22
Stock-based compensation expense	—	—	500	—	500
Equity issuance costs	—	—	(1,177)	—	(1,177)
Beneficial conversion feature of Convertible Note		—	1,749	—	1,749
Conversion of Convertible Note to common shares	607,000	—	1,324	—	1,324
Net loss	—	—	—	(16,140)	(16,140)
Balance at March 31, 2022	38,623,929	$—	$213,328	$(130,880)	$82,448
Issuance of common shares upon vesting RSUs	39,898	—	—	—	—
Stock option exercise	35,582	—	—	—	—
Stock-based compensation expense	—	—	1,148	—	1,148
Conversion of Convertible Note to common shares	900,000	—	2,039	—	2,039
Net loss	—	—	—	(1,046)	(1,046)
Balance at June 30, 2022	39,599,409	$—	$216,515	$(131,926)	$84,589

	Note	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
		Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2022		43,636,783	$—	$221,313	$(180,905)	$40,408
Issuance of common shares upon vesting RSUs		370,489	—	—	—	—
Stock-based compensation expense		—	—	468	—	468
Equity issuance costs		—	—	(25)	—	(25)
Net loss		—	—	—	(4,081)	(4,081)
Balance at March 31, 2023		44,007,272	$—	$221,756	$(184,986)	$36,770
Issuance of common shares upon vesting RSUs	14	137,614	—	—	—	—
Stock-based compensation expense	12	—	—	433	—	433
Issuance of common stock - gross		1,559,573	—	438	—	438
Equity issuance costs		—	$—	(97)	$—	(97)
Net loss					(3,595)	(3,595)
Balance at June 30, 2023		45,704,459	$—	$222,530	$(188,582)	$33,948

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands of U.S. Dollars)
(Unaudited)

		Six Months Ended June 30,
		2023	2022
Cash Flow from Operating Activities:
Loss from continuing operations		(7,412)	(11,968)
Loss from discontinued operations		(264)	(5,218)
Net loss		(7,676)	(17,186)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization		1,242	1,984
Amortization of debt discount and debt issuance cost		—	1,949
Inventory provision	5	326	2,126
Restructuring and related costs	13	—	3,430
(Gain) loss on remeasurement of warrant liability	11	55	(1,813)
Loss on disposal of fixed assets		72	—
Non-cash lease expense	18	322	155
Foreign exchange loss		22	652
Stock-based compensation expense	14	901	1,648
Equity investment share of loss		—	64
Gain on investment	7	—	(6,851)
Loss on debt extinguishment, net	10	—	2,263
Other non-cash expense, net		—	600
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable		(338)	(1,169)
(Increase) in prepaid expenses	6	(499)	(1,014)
Decrease (increase) in other receivables and other non-current assets		(34)	178
(Decrease) in lease liability	18	(614)	—
(Increase) decrease in inventory		602	(3,458)
(Decrease) in accounts payable and other current liabilities		(2,059)	(1,957)
(Decrease) increase in accrued and other non-current liabilities		(86)	(185)
Net cash used in operating activities		(7,764)	(18,584)

Cash Flow from Investing Activities:
Purchase of property, plant and equipment		(79)	(1,601)
Proceeds from partial sale of equity method of investment		—	2,498
Net cash provided by (used in) investing activities		(79)	897

Cash Flow from Financing Activities:
Repayment of debt	10	(257)	(22,665)
Other borrowings		—	73
Proceeds from issuance of shares	11	438	23,400
Equity issuance costs	11	(123)	(1,177)
Stock option exercise		—	22
Net cash (used in) provided by financing activities		58	(347)
Effect of exchange rate changes on cash, cash equivalents & restricted cash		38	(202)
Decrease in cash, cash equivalents & restricted cash		(7,747)	(18,236)
Cash, cash equivalents & restricted cash, beginning of period (a)		12,888	37,699
Cash, cash equivalents & restricted cash, end of period (a)		5,141	19,463

(a) These amounts include restricted cash of $64 and $454 as of June 30, 2023 and June 30, 2022, respectively, which are comprised primarily of cash on deposits for certain lease arrangements.

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

Additionally, in December 2022, the Company made the decision to shut down its Portugal operations in order to preserve cash. In January 2023, the Company further approved the wind-down of its entire Portuguese operations to enhance operating margin and focus solely on cannabis cultivation and production in Colombia. As part of this restructuring plan, the Company has completed the cessation of its Portuguese flower cultivation, post-harvest processes, and manufacturing activities and is expected to fully shut down the remainder of its operations by the end of the second quarter of 2023. Subsequently, the post harvest facility has been sold and preparations are currently underway for the sale process of the farm land with the objective of concluding the sale during the fiscal year ending December 31, 2023.

Considering the nature and extent of the restructuring activities undertaken, in accordance with Accounting Standards Codification (ASC) 205, Presentation of Financial Statements, the Company has determined that these operations meet the "discontinued operations" criteria as of June 30, 2023. As a result, the condensed consolidated statements of financial position, the condensed consolidated statements of operations, the condensed consolidated statements of cash flows, and the notes to the consolidated financial statements have been restated for all periods presented to reflect the discontinuation of these operations in accordance with ASC 205.

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Going Concern

These interim condensed financial statements have been prepared in accordance with U.S. GAAP, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months from the date of issue.

As shown in the accompanying interim condensed financial statements, the Company had an accumulated deficit as of June 30, 2023, as well as operating losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time that it can generate significant revenue from the sale of its available inventories.

At June 30, 2023, the Company had cash and cash equivalents of $5,077. As of June 30, 2023, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the consolidated financial statements were issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Update (ASU) No. 2016-13, Credit Losses on Financial Instruments (Topic 326). After careful consideration and analysis, we have determined that the adoption of this pronouncement has not had a material impact on our financial reporting. Therefore, our financial statements and disclosures have not been significantly affected by the adoption of this standard.

4. FAIR VALUE MEASUREMENTS

The following table provides the fair value measurement hierarchy of the Company’s assets and liabilities, except for those assets and liabilities that are short term in nature and approximate the fair values, as of the periods presented:

	Level 1	Level 2	Level 3	Total

As of June 30, 2023
Assets:
Investment – Cansativa	—	—	5,777	5,777
Total Assets	$—	$—	$5,777	$5,777
Liabilities:
Loans and borrowings	—	1,379	—	1,379
Warrant liability	—	—	168	168
Total Liabilities	$—	$1,379	$168	$1,547

As of December 31, 2022
Assets:
Investment – Cansativa	—	—	5,679	5,679
Total Assets	$—	$—	$5,679	$5,679
Liabilities:
Loans and borrowings	—	1,530	—	1,530
Warrant liability	—	—	113	113
Total Liabilities	$—	$1,530	$113	$1,643

Investment – Cansativa

Our investment in Cansativa's equity securities does not have a “readily determinable fair value,” or is not traded in a verifiable public market. The Company accounted for this investment under ASC 321, Investments - Equity Securities. The Company used the practical expedient available under ASU 2016-01, the cost method investment which presents and carries this investment using the alternative measurement method which is cost minus impairment, if any, plus or minus changes resulting from observable price changes in “orderly transactions,” as defined in ASC 321, for the identical or a similar investment of the same issuer. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2023, the carrying value of its cost method investments were recoverable in all material respects. For more information, refer to Note 7 to our Financial Statements for the six months ended June 30, 2023.

The following table provides a summary of changes in fair value of the Company’s level 3 investments for the six months ended June 30, 2023:

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Level 3
Balance, December 31, 2022	$5,679
Change in value due to foreign exchange gain	74
Balance, March 31, 2023	$5,753
Change in value due to foreign exchange gain	$24
Balance, June 30, 2023	$5,777

During the six months ended June 30, 2023, there were no transfers between fair value measurement levels.

The change in fair value of warrant liabilities related to private warrants during the six months ended June 30, 2023, is as follows:

Private Placement Warrants:	Total Warrant Liability
Warrant liability at December 31, 2022	$113
Change in fair value of warrant liability	44
Warrant liabilities at March 31, 2023	$157
Change in fair value of warrant liability	11
Warrant liabilities at June 30, 2023	$168

The Company determined the fair value of its private warrants using the Monte Carlo simulation model. The following assumptions were used to determine the fair value of the Private Warrants as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
Risk-free interest rate	4.69%	4.23%
Expected volatility	145%	105%
Share Price	$0.20	$0.31
Exercise Price	$11.50	$11.50
Expiration date	December 18, 2025	December 18, 2025
•The risk-free interest rate assumptions are based on U.S. dollar zero curve derived from swap rates at the valuation date, with a term to maturity matching the remaining term of warrants.
•The expected volatility assumptions are based on average of historical volatility based on comparable industry volatilities of public warrants.

5. INVENTORIES, NET

Inventories are comprised of the following items as of the periods presented:

	June 30, 2023	December 31, 2022
Raw materials	$1,063	$1,204
Work in progress – harvested cannabis and extracts	141	21
Finished goods – cannabis extracts	5,806	6,703
Finished goods – other	460	471
Total	$7,470	$8,399

During the three and six months ended June 30, 2023 the Company recorded inventory provisions for approximately $205 and $326, respectively, to cost of sales to write-down obsolete inventories. During the three and six months ended June 30, 2022, the Company recorded inventory provisions for approximately $236 and $548, respectively, to cost of sales to write-down

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
obsolete inventory.

6. PREPAID, DEPOSITS AND OTHER RECEIVABLES
Prepaid and advances are comprised of the following items as of the periods presented:

	June 30, 2023	December 31, 2022
Prepaid expenses	$1,155	$590
Indirect tax receivables	1,981	2,007
Deposits	52	51
Other receivable and advances	19	60
Total	$3,207	$2,708
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
At the time of the sale, the Company compared the transaction value of the shares sold to the carrying value of shares sold and recognized a gain of $1,983. Immediately following the sale, the Company then remeasured its retained interest which resulted in an additional gain of $4,868. No gain or loss on investments was recorded in other income in the Consolidated Statements of Operations during the three and six months ended June 30, 2023. Using the measurement alternative, as defined in ASC 321, the Company will remeasure the value of its retained interest if and when additional sales of Cansativa shares occur with third parties. For the six months ended June 30, 2023 and 2022, the Company’s share of net losses from the investment were $nil and $64, respectively.

8. INTANGIBLE ASSETS, NET

As part of the Herbal Brand acquisition in 2019, the Company acquired finite-lived intangible assets with a gross value of approximately $7,091. During the three months ended June 30, 2023 and 2022 the Company recorded $175 and $191, respectively, of amortization related to its finite-lived intangible assets. During the six months ended June 30, 2023 and 2022 the Company recorded $366 and $382, respectively, of amortization related to its finite-lived intangible assets.The following tables present details of the Company’s total intangible assets as of June 30, 2023 and December 31, 2022. The value of product formulation intangible asset is included in the value of Brand:

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0.0
Customer relationships	1,000	745	255	2.8
Customer list	650	542	107	0.8
Trade name	4,516	1,891	2,625	5.8
Total finite-lived intangible assets	$7,091	$4,103	$2,987

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0.0
Customer relationships	1,000	669	331	3.0
Customer list	650	478	172	1.3
Trade name	4,516	1,665	2,851	6.3
Total finite-lived intangible assets	$7,091	$3,737	$3,354

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Impairment Charge	$(19,000)	N/A	$(19,000)
Total indefinite-lived intangible assets	$—		$—

Total intangible assets	$7,091	$3,737	$3,354

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

Impairment Testing - Finite-Lived Intangibles

In conjunction with the 2022 annual impairment testing, the Company reviewed finite-lived intangible assets for impairment. In performing such review, the Company makes judgments about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. The Company recognizes an impairment if the carrying amount of the long-lived asset group exceeds the Company’s estimate of the asset group’s undiscounted future cash flows. For the six months ended June 30 2023, no impairment was recognized related to the carrying value of any of the Company's finite lived intangible assets. The Company will perform an impairment test at fiscal year ending December 31, 2023.

Impairment Testing - Indefinite-Lived Intangibles

In 2022, due to the continued decline in the Company’s stock price and the projected revenues falling behind target, the Company performed an interim impairment assessment on its indefinite-lived intangible assets, consisting of cannabis related licenses for its Colombian operations. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including assumptions about revenue projections, regulations, operating margins, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods and discount rates. Utilizing a discounted cash flow model with a weighted average cost of capital (“WACC”) of 24%, the Company performed the assessment and recognized an impairment charge of $19,000 along with the related deferred tax liability write-off of $6,650 for the year ended December 31, 2022. As a result of this recognition in 2022, no indefinite-lived intangible assets exist as of June 30, 2023.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Amortization Expense

The following table reflects the estimated future amortization expense for each period presented for the Company’s finite-lived intangible assets as of June 30, 2023:

Estimated Amortization Expense
2023	$336
2024	585
2025	541
2026	482
2027	452
Thereafter	591
Total	$2,987

9. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Land	$1,806	$1,806
Building & warehouse	7,736	7,658
Laboratory equipment	6,426	6,416
Agricultural equipment	1,480	1,477
Computer equipment	1,397	1,397
Furniture & appliances	785	785
Construction in progress	130	240
Other	1,324	1,304
Property, plant and equipment, gross	21,084	21,083
Less: accumulated depreciation	(7,990)	(7,120)
Property, plant and equipment, net	$13,094	$13,963

10. DEBT

	June 30, 2023	December 31, 2022
Loans and borrowings, current portion	$471	$465
Loans and borrowings, non-current portion	908	1,065
Total debt	$1,379	$1,530

Portugal Debt

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed €1,000 ($1,213) (the "Portugal Debt"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Debt pays interest quarterly at a rate of Euribor plus 3.0 percentage points. For the three months ended June 30, 2023 and 2022, the company recognized interest expense of approximately €10 ($11) and €7 ($8), respectively, and repaid principal of approximately €63 ($68) and €63 ($67),

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
respectively, of the Portugal Debt in accordance with the terms of the loan agreement. For the six months ended June 30, 2023 and 2022, the company recognized interest expense of approximately €20 ($21) and €15 ($17), respectively, and repaid principal of approximately €125 ($134) and €125 ($137), respectively, of the Portugal Debt in accordance with the terms of the loan agreement. As of June 30, 2023 and December 31, 2022, the outstanding principal balance of the Portugal Debt was €625 ($671) and €875 ($1,076), respectively.

Colombia Debt

Ecomedics S.A.S. has entered into loan agreements with multiple local lenders (collectively, the "Colombia Debt"), under which the Company borrowed approximately COP$5,305,800 ($1,295) of mainly working capital loans. The working capital loans are secured by mortgage of our farm land in Colombia as collateral. These loans bear interest at a range of 10.96% to 12.25% per annum denominated in Colombian pesos. The first payment of the principal and interest will be repaid six months after receiving the loan. After the first payment, the principal and interest will be repaid semi-annually. For the period ended June 30, 2023 and December 31, 2022, the outstanding principal balance was approximately COP$3,390,173 ($708) and COP$3,471,576 ($725), respectively.

11. CAPITAL STOCK
Common Shares

As of June 30, 2023 and December 31, 2022, a total of 45,704,459 and 43,636,783 common shares were issued and outstanding, respectively. The increase in outstanding shares was primarily the result of shares issued under the ATM. See Equity Distribution Agreement disclosed below.

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

For the three and six months ended June 30, 2023, 1,559,573 shares and 1,559,573 shares, respectively were sold for total gross proceeds of $438 pursuant to the ATM offering and $123 of equity issuance costs.

As of June 30, 2023, the Company had issued and sold 11,047,567 shares pursuant to the ATM offering, for aggregate net proceeds of $22,223, which consisted of gross proceeds of $23,400 and $1,177 of equity issuance costs.

Warrants

As of June 30, 2023, the Company had 12,877,361 of its public warrants classified as a component of equity and 4,900,000 of its private warrants recognized as liability. Each warrant entitles the holder to purchase one common share at an exercise price

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
of $11.50 per share commencing 30 days after the closing of the Business Combination and will expire on December 18, 2025, at 5:00 p.m., New York City time, or earlier upon redemption. Once the warrants are exercisable, the Company may redeem the outstanding public warrants at a price of $0.01 per warrant if the last reported sales price of the Company’s common shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders. The private warrants were issued in the same form as the public warrants, but they (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis at the holder’s option, in either case as long as they are held by the initial purchasers or their permitted transferees (as defined in the warrant agreement). Once a private warrant is transferred to a holder other than an affiliate or permitted transferee, it is treated as a public warrant for all purposes. The terms of the warrants may be amended in a manner that may be adverse to holders with the approval of the holders of at least a majority 50.1% of the then outstanding warrants.

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

As of June 30, 2023, the Company performed a valuation of the private warrants and as a result recorded a net loss on remeasurement for the three and six months ended June 30, 2023, of approximately $11 and $55, respectively, in its statement of operations.

As of June 30, 2022, the Company performed a valuation of the private warrants and as a result recorded, in the statement of operations, a net gain on remeasurement for the three and six months ended June 30, 2022 of approximately $1,323 and $1,813, respectively.

12. GENERAL AND ADMINISTRATION
The components of general and administrative expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Salaries and benefits	$2,536	$3,171	$5,201	$6,938
Office and administration	754	1,074	1,432	2,073
Professional fees	903	850	2,266	2,398
Share based compensation	434	1,148	901	1,648
Rent	199	200	386	430
Other (a)	(21)	(19)	(14)	(65)
Total	$4,805	$6,424	$10,172	$13,422
(a) For the six months ended June 30, 2023 and 2022, other general and administrative costs includes freight-out cost of approximately $328 and $438, respectively, related to costs of packaging, labelling, and courier services, respectively.
13. RESTRUCTURING EXPENSE

The Company has been reviewing, planning and implementing various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and optimizing its business model. As part of this process, the Company recorded a restructuring charge related to asset write off, severance, and other related costs during the year 2022. For the six months ended

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
June 30, 2023 and 2022, the Company recorded no restructuring charge related to asset write off, severance, and other related costs

Our restructuring charges are comprised primarily of costs related to asset abandonment, including future lease commitments, and employee termination costs related to headcount reductions.

The following table summarizes the activities related to the restructuring program for the six months ended June 30, 2023:

	Employee severance and related benefits	Costs associated with Exit and Disposal Activities	Total
Balance at December 31, 2022	$1,407	$830	$2,237
Cash payment	(857)	$(319)	$(1,176)
Balance at June 30, 2023	$550	$511	$1,061

14. SHARE-BASED COMPENSATION

Stock-Based Compensation Plans

The Company's 2018 Equity Incentive Plan, 2020 Equity Incentive Plan and Earnout Plan are described in the Company's 2022 Form 10-K.

Share-Based Compensation Expense

The following table summarizes the Company's share-based compensation expense for each of its awards, included in the Consolidated Statements of Operations for the three and six months ended June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Share-based compensation award type:
Stock Options	39	85	127	270
RSUs	395	1,063	774	1,378
Total Shared Based Compensation Expense	$434	$1,148	901	1,648

The Company recognized share-based compensation expense in general and administrative expense.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Stock Options

The following table is a summary of options activity for the Company’s equity incentive plans for the six months ended June 30, 2023:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as at December 31, 2022	410,477	$7.15	2.56	$—
Forfeited	(8,029)	$11.03	—	—
Expired	(48,066)	$15.54	—	—
Balance as of June 30, 2023	354,382	$5.93	2.28	$—
Vested and expected to vest as of June 30, 2023	343,849	$5.79	2.32	$—
Vested and exercisable as of June 30, 2023	314,495	$5.11	1.97	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for all stock options that had exercise prices lower than the fair value of the Company’s common shares.

The share-based compensation expense related to unvested stock options awards not yet recognized as of June 30, 2023 and December 31, 2022, was $211 and $392, respectively, which is expected to be recognized over a weighted average period of 1.1 and 1.0 years respectively.

Restricted Share Units
Time-based Restricted Share Units
The fair value for time-based RSUs is based on the closing price of the Company’s common shares on the grant date.

The following table summarizes the changes in the Company’s time-based restricted share unit activity during the six months ended June 30, 2023:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2022	1,368,151	$3.50
Granted	1,358,000	0.25
Vested	(508,103)	2.65
Canceled/forfeited	(12,269)	7.34
Non-vested as of June 30, 2023	2,205,779	$1.67

Market-based Restricted Share Units

The Company has previously granted RSUs with both a market condition and a service condition (market-based RSUs) to the Company’s employees. No such market-based RSUs were granted during the six months ended June 30, 2023. The market-based condition for these awards requires that (i) the Company’s common shares maintain a closing price equal to or greater than $12.50 for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2022 (which

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
condition was met on March 16, 2021) or (ii) the Company's common shares maintain a closing price equal to or greater than $15.00 for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2024. Provided that the market-based condition is satisfied, and the respective employee remains employed by the Company, the market-based restricted share units will vest in four equal annual installments on the applicable vesting date.

The following table summarizes the changes in the Company’s market-based restricted share unit activity during the six months ended June 30, 2023:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2022	529,793	$12.79
Granted	—	—
Vested	—	—
Canceled/forfeited	(63,428)	13.34
Non-vested as of June 30, 2023	466,365	$12.71
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

Disaggregation of Revenue
Refer to Note 16 Segment Reporting to our unaudited condensed consolidated interim financial statements for the period ended June 30, 2023 included in this Form 10-Q for disaggregation of revenue data.

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

As of June 30, 2023, the Company's deferred revenue, included in current and non-current liabilities was $845 and $nil, respectively.

As of December 31, 2022, the Company's deferred revenue, included in current and non-current liabilities was $1,072 and $nil, respectively.
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
As of June 30, 2023, the Company’s operations were organized in the following two reportable segments:
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
2.Non-Cannabinoid operating segment: comprised of the brands acquired as part of the Herbal Brands acquisition in April 2019. The segment is engaged in the business of formulating, manufacturing, marketing, selling, distributing, and otherwise commercializing nutraceutical and other natural remedies, wellness products, detoxification products, nutraceutical, and nutritional and dietary supplements. The Company’s principal customers for its Herbal Brands products include mass retailers, specialty and health retailer and distributors in the U.S.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (*)	2023	2022 (*)
Segment Net Sales:
Cannabinoid	$1,873	$745	$3,095	$2,553
Non-Cannabinoid	3,108	3,355	5,864	6,588
Total net sales	4,981	4,100	8,959	9,141

Segment Profit (Loss):
Cannabinoid	(1,697)	(2,706)	(4,012)	(8,412)
Non-Cannabinoid	831	666	1,278	1,014
Total segment loss	$(866)	$(2,040)	$(2,734)	$(7,398)

Reconciliation:
Total segment loss	(866)	(2,040)	(2,734)	(7,398)
Unallocated corporate expenses	(2,571)	(1,843)	(4,129)	(5,376)
Non-cash share-based compensation	(434)	(1,148)	(902)	(1,648)
Depreciation and amortization	696	(317)	460	(644)
Loss from continuing operations before income taxes	$(3,175)	$(5,348)	$(7,305)	$(15,066)

Loss on debt extinguishment, net	—	—	—	2,263
Loss (Gain) on remeasurement of warrant liability	11	(1,323)	55	(1,813)
Gain on investment	—	(6,851)	—	(6,851)
Foreign exchange loss	67	264	22	475
Interest and amortization of debt issuance cost	35	645	18	2,754
Other (income) expense, net	(27)	61	12	9
Income (loss) before loss from equity investment	$(3,261)	$1,856	$(7,412)	$(11,903)
(*)Prior period numbers are re-stated to exclude discontinued operations to make it comparative with current period numbers.

The following table disaggregates the Company’s revenue by channel for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Mass retail	$2,991	$1,683	$5,515	$4,496
Distributors	1,552	1,664	2,815	3,322
Specialty, health and other retail	94	560	254	952
E-commerce	344	193	375	371
Total	$4,981	$4,100	$8,959	$9,141

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table represents the Company's revenues attributed to countries based on location of customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$3,108	$3,275	$5,864	$6,508
Israel	350	$69	$600	$707
Australia	671	—	707	368
Brazil	384	277	1,271	920
Germany	—	300	9	445
Other	468	179	508	193
Total	$4,981	$4,100	$8,959	$9,141

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenue of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2023	2022	2023	2022	2023	2022
Customer A (a)	11%	10%	13%	10%	*	18%
Customer B (b)	*	*	*	*	14%	13%
Customer C (b)	*	*	12%	*	*	*
Customer D (b)	*	*	*	*	*	15%
Customer E (b)	*	*	*	*	*	10%
Customer F (b)	*	*	*	*	10%	*
* denotes less than 10%

(a) net sales attributed are reflected in the non-cannabinoid segments
(b) net sales attributed are reflected in the cannabinoid segments

During the three and six months ended June 30, 2023 and 2022, the Company's net sales for the non-cannabinoid segment were in the U.S.; cannabinoid net sales were mostly outside of the U.S., primarily in Israel, Brazil and Australia.

The following table disaggregates the Company’s long-lived assets, by segment for the periods presented:

	June 30, 2023	December 31, 2022
Long-lived assets
Cannabinoid	$12,978	$15,308
Non-Cannabinoid	116	155
Total	$13,094	$15,463
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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Income (loss) from continuing operations	$(3,261)	$1,856	$(7,412)	(11,968)
Loss from discontinued operations	$(334)	$(2,902)	$(264)	(5,218)
Net loss - basic and diluted	$(3,595)	$(1,046)	$(7,676)	$(17,186)

Denominator:
Weighted-average common shares outstanding - basic and diluted	44,866,179	39,559,793	44,387,392	33,792,261

Net loss per common share - basic and diluted:
Income (loss) from continuing operations	$(0.07)	$0.05	$(0.17)	$(0.35)
Loss from discontinued operations	$(0.01)	$(0.08)	$(0.01)	$(0.16)

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

The Company excluded the following potential common shares, presented based on amounts outstanding as of June 30, 2023 and 2022, from the computation of diluted net loss per share attributable to common shareholders because including them would have had an anti-dilutive effect:

	June 30, 2023	June 30, 2022

Common stock warrants	17,777,361	17,840,951
SAMA earnout shares	570,211	570,211
Stock options	354,382	498,798
Unvested restricted share units	2,672,145	2,370,289
Total	21,374,099	21,280,249

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

	Financial Statement Classification	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operating lease costs:
Fixed lease costs	Operating expenses	$185	$365
Total lease costs		$185	$365

The table above includes amounts relating to the Company's lease costs, which includes net costs recognized in our operating expenses during the period, including amounts capitalized as part of the costs of Inventory, in accordance with ASC 330. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three and six months ended June 30, 2023, cash paid for amounts associated with our operating lease liabilities was approximately $213 and $428, respectively, For the six months ended June 30, 2022, Operating lease cost was $448 cash paid for amounts associated with our operating lease liabilities was approximately $475, which was classified as operating activities in the consolidated statement of cash flows.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of June 30, 2023:

Leases and a reconciliation to the operating lease liabilities as of June 30, 2023
Remainder of Year 2023	$687
2024	112
2025	111
2026	117
2027	91
Thereafter	65
Total future fixed operating lease payments	$1,183

Less: Imputed interest	$131
Total operating lease liabilities	$1,052

Weighted-average remaining lease term - operating leases	2.89
Weighted-average discount rate - operating leases	8.0%

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

To provide transparency and facilitate comparison, the table below presents the major line items constituting the pretax profit or loss of the discontinued operations for the three and six months ended June 30, 2023, and the three and six months ended June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net	$215	$556	$552	740
Cost of sales	$—	(1,734)	$—	(2,472)
Gross profit (loss)	$215	(1,178)	552	(1,733)
Expenses
General and administrative	$564	1,589	$846	2,852
Restructuring expenses	$—	(135)	$—	30
Depreciation and amortization	$—	220	$—	410
Total expenses	$564	1,673	846	3,291

Loss from operations	$(350)	(2,851)	(294)	(5,024)

Interest (income) expense and amortization of debt issuance cost	$9	8	$20	17
Loss on investments	$(47)	—	$(47)
Foreign exchange (gain) loss	$—	43	$(4)	177
Other expense, net	$21	—	$1	—

Net loss	$(333)	$(2,902)	$(264)	$(5,218)

CLEVER LEAVES INTERNATIONAL INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(In thousands of U.S. dollars, except where otherwise noted and share and per share amounts)
20. SUBSEQUENT EVENTS

Sale of Processing Assets in Portugal to Curaleaf International Subsidiary

Subsequent to June 30, 2023, the Company has closed the sale of the assets, including lab and processing equipment, previously used in its EU-GMP certified cannabis processing facility in Setúbal, Portugal for gross proceeds of approximately €2.5 million ($2.7 million). Proceeds from the sale are expected to improve Clever Leaves’ cash position. Clever Leaves plans to use the proceeds for working capital and general corporate purposes.

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
2.    The Non-Cannabinoid operating segment is comprised of the brands and manufacturing assets acquired as part of our acquisition of Herbal Brands. The segment is engaged in the business of formulating, manufacturing, marketing, selling, distributing, and otherwise commercializing wellness products and nutraceutical, excluding cannabinoid products. Our principal customers for the Herbal Brands products include specialty and health retailers, mass retailers and specialty and health stores in the United States.

Factors Impacting our Business
We believe that our future success will primarily depend on the following factors:
Globalization of the industry. Due to our multi-national operator model focused on geographic diversification, which distinguishes us from many of our competitors and allows us to scale our production in low-cost regions of the world, we believe we are well positioned to capitalize in markets where the medical cannabis and hemp industry offers a reasonably regulated and free flow of goods across national boundaries. While certain countries, such as Canada, have historically not welcomed imported cannabis or hemp products for commercial purposes, other countries, such as Germany and Brazil, depend primarily on imports.

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

The following table presents select operational and financial information of the Cannabinoid segment for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,
Operational information:	2023	2022(*)	Change
(In $000s, except kilogram and per gram data)
Kilograms (dry flower) harvested (a) (d)	1,132	—	1,132	—%
Costs to produce (b)	$789	$881	$(92)	(10)%
Costs to produce per gram	$0.70	$—	$0.70	—%

Selected financial information:
Revenue	$1,873	$867	$1,006	116%
Kilograms sold (c)	6,748	1,422	5,326	375%
Revenue per gram sold	$0.28	$0.61	$(0.33)	(54)%

	Six Months Ended June 30,
Operational information:	2023	2022(*)	Change
(In $000s, except kilogram and per gram data)
Kilograms (dry flower) harvested (a)	1,850	6,765	(4,915)	(73)%
Costs to produce (b)	$1,715	$1,682	$33	2%
Costs to produce per gram	$0.93	$0.25	$0.68	273%

Selected financial information:
Revenue	$3,095	$2,642	$453	17%
Kilograms sold (c)	9,466	5,681	3,785	67%
Revenue per gram sold	$0.33	$0.47	$(0.14)	(30)%
(*)Prior period numbers are re-stated to exclude discontinued operations to make it comparative with current period numbers.
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
(d)During the second quarter of 2022, there was no production.

During the three months ended June 30, 2023 and 2022 we sold 6,748 and 1,422 kilograms, respectively, of dry flower equivalent. For the three months ended June 30, 2023, our Cannabinoid segment sales were primarily in Australia, Israel and Brazil. The increase in cannabinoid revenues is the result of strong extract sales.

During the six months ended June 30, 2023 and 2022 we sold 9,466 and 5,681 kilograms, respectively, of dry flower equivalent. For the six months ended June 30, 2023, the increase in cannabinoid revenues was primarily driven by ongoing sales strength for the Company’s extract products, particularly in Brazil, Australia, and Israel.

We harvested 1,132 kilograms of cannabinoids in the three months ended June 30, 2023, as compared to nil kilograms in the three months ended June 30, 2022. The increase is due to the agricultural output from new harvests, along with the ongoing extraction and processing costs at its Colombian operations. The Company did not harvest new crops at its Colombian operations for the three months ended June 30, 2022.

We harvested 1,850 kilograms of cannabinoids in the six months ended June 30, 2023, as compared to 6,765 kilograms in the six months ended June 30, 2022. The decrease was primarily attributable to a decrease in our production capacity at our Colombia facility.

Costs to produce were approximately $0.70 per gram of dry flower equivalent for the three months ended June 30, 2023, as compared to $nil per gram of dry flower equivalent for the three months ended June 30, 2022. The increase is attributable to the Company's significantly reduced agricultural output, along with ongoing extraction and processing costs at its Colombian operations. The Company did not harvest new crops at its Colombian operations for the three months ended June 30, 2022.

Costs to produce were approximately $0.93 per gram of dry flower equivalent for the six months ended June 30, 2023, as compared to $0.25 per gram of dry flower equivalent for the six months ended June 30, 2022. The increase is attributable to the Company's significantly reduced agricultural output, along with ongoing extraction and processing costs at its Colombian operations.
Recent Developments

Bid Price Deficiency

On September 29, 2022, the Company received a notice (the “Notice”) from the Listing Qualifications department (the “Staff”) of Nasdaq notifying the Company that, based upon the closing bid price of the Company’s common shares for the 30 consecutive business day period between August 17, 2022 through September 28, 2022, the Company did not meet the “Minimum Bid Price Requirement” (the "Minimum Bid Price Requirement"). The Notice also indicated that the Company would be provided 180 calendar days, or until March 28, 2023, to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

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

On June 28, 2023, the board of directors of the Company approved a 1-for-30 reverse share split. The Company plans to effect the reverse share split at such a time that will allow them to demonstrate compliance with Nasdaq’s Minimum Bid Price Requirement prior to the end of the Second Compliance Period, in accordance with Nasdaq rules. As a result of the reverse share split, the Company’s outstanding common shares will be reduced from approximately 45.7 million to approximately 1.5 million, based on the number of common shares outstanding as of August 10, 2023. No fractional shares will be issued in connection with the reverse share split. Instead, pursuant to the Business Corporations Act (British Columbia), each fractional share remaining after completion of the reverse share split that is less than half of a whole share will be rounded down and canceled without consideration to the holders thereof and each fractional share that is at least half of a whole share will be rounded up to one whole common share. The reverse share split will apply to all of the Company’s outstanding common shares and therefore will not affect any shareholder’s ownership percentage of the shares, except for changes as a result of the elimination of fractional shares. The reverse share split will not alter the voting rights or other rights attached to the shares.

The common shares issuable upon exercise of the Company’s warrants, as well as the exercise price per share, will be ratably adjusted. The number of shares available for issuance under each of the Company’s 2020 Incentive Award Plan, as amended (the “Incentive Award Plan”), and the Company’s 2020 Earnout Award Plan (the “Earnout Plan”) will be equitably adjusted to reflect the reverse share split. The number of common shares underlying each award of restricted share units (whether vesting based on time or performance) issued under the Incentive Award Plan and the 2020 Earnout Plan that are outstanding as of immediately prior to the reverse share split will be ratably adjusted to reflect the reverse share split. Each award of restricted share units issued under the Earnout Award Plan that vests based on the achievement by the Company of certain threshold share prices, outstanding as of immediately prior to the reverse share split, will have its share price targets ratably adjusted to reflect the reverse share split. The number of common shares underlying stock option awards issued under each of the Northern Swan Holdings, Inc. 2018 Omnibus Incentive Compensation Plan and the Incentive Award Plan that are outstanding and unexercised as of immediately prior to the reverse share split and the exercise price of such stock options will be ratably adjusted to reflect the reverse share split.

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

For the three and six months ended June 30, 2023, 1,559,573 shares and 1,559,573 shares, respectively were sold for a gross proceeds of $438 pursuant to the ATM offering and 123 of equity issuance costs. The Company did not sell any common shares under the ATM and Equity Distribution Agreement during the six months ended June 30, 2022. As of June 30, 2023, the Company had issued and sold 16,554,338 shares pursuant to the ATM offering, for aggregate net proceeds of $26,640, which consisted of gross proceeds of $28,124 and $1,484 of equity issuance costs.

Components of Results of Operations
Revenue — in our Cannabinoid segment, revenue is primarily comprised of sales of our cannabis products, which currently include cannabidiol isolate, full spectrum and standardized extracts as well as dry smokable flowers. In our Non-Cannabinoid segment, revenue is primarily composed of sales of our nutraceutical products to our retail customers. As we continue to grow our cannabinoid sales operations, our main revenues are derived from our Herbal Brands business.
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

Results of Operations
Three and six months ended June 30, 2023 compared to three and six months ended June 30, 2022

Consolidated Statements of Operations
(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (*)	2023	2022 (*)
Revenue, net	$4,981	$4,100	$8,959	$9,141
Cost of sales	(2,255)	(1,619)	(3,999)	(4,067)
Gross Profit	2,726	2,481	4,960	5,074

Expenses
General and administrative expenses	4,805	6,424	10,172	13,422
Sales and marketing expenses	469	728	1,018	1,461
Research and development	403	359	615	771
Restructuring expenses	—	—	—	3,842
Depreciation and amortization expenses	224	318	460	644
Total expenses	5,901	7,829	12,265	20,140

Loss from operations	(3,175)	(5,348)	(7,305)	(15,066)

Other Expense (Income), net
Interest and amortization of debt issuance cost	35	645	18	2,754
Loss (Gain) on remeasurement of warrant liability	11	(1,323)	55	(1,813)
Gain on investment	—	(6,851)	—	(6,851)
Loss on debt extinguishment, net	—	—	—	2,263
Foreign exchange loss	67	264	22	475
Other (income) expense, net	(27)	61	12	9
Total other expenses (income), net	86	(7,204)	107	(3,163)

Loss (income) before income taxes and equity investment loss	$(3,261)	$1,856	$(7,412)	$(11,903)

Equity investments share of loss	—	—	—	64
Net income (loss)	$(3,261)	$1,856	$(7,412)	$(11,967)

(*)Prior period numbers are re-stated to exclude discontinued operations to make it comparative with current period numbers.

Revenue by Channel
(In thousands of U.S. dollars)
The following table provides our revenue by channel for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Mass retail	$2,991	$1,683	$5,515	$4,496
Distributors	1,552	1,664	2,815	3,322
Specialty, health and other retail	94	560	254	952
E-commerce	344	193	375	371
Total	$4,981	$4,100	$8,959	$9,141

Revenue

Revenue increased to $4,981 for the three months ended June 30, 2023, as compared to $4,100 for the three months ended June 30, 2022. The increase was driven by an increase in cannabinoid segment revenues compared to the same period in 2022, partially offset by lower revenues in the non-cannabinoid segment. The increase in cannabinoid segment revenues was primarily driven by ongoing sales strength for the Company’s extract products, particularly in Brazil, Australia, and Israel. The decrease in non-cannabinoid revenues was due to continued demand headwinds in the segment’s specialty channel, which resulted in lower inventory orders during the quarter.

Revenue decreased to $8,959 for the six months ended June 30, 2023, as compared to $9,141 for the six months ended June 30, 2022. The decrease was driven by lower revenues in the non-cannabinoid segment partially offset by an increase in cannabinoid segment revenues compared to the same period in 2022. The increase in cannabinoid segment revenues was primarily driven by ongoing sales strength for the Company’s extract products, particularly in Brazil, Australia, and Israel. The decrease in non-cannabinoid revenues was due to continued demand headwinds in the segment’s specialty channel, which resulted in lower inventory orders during the quarter.

Cost of sales

Cost of sales increased to $2,255 for the three months ended June 30, 2023, as compared to $1,619 for the three months ended June 30, 2022. Approximately 45% of the increase was due to higher sales volumes and approximately 55% due to customer and product mix differences compared to the year ago period.

Cost of sales decreased to $3,999 for the six months ended June 30, 2023, as compared to $4,067 for the six months ended June 30, 2022. The decrease was primarily due to a decrease in inventory write-down related to aged, obsolete or unusable inventory, during the six months ended June 30, 2023 as compared to the comparable period last year

Operating expenses
(In thousands of U.S. dollars)

	Three months ended June 30,
	2023	2022	Change
General and administrative expenses	$4,805	$6,424	$(1,619)	(25)%
Sales and marketing expenses	469	728	(259)	(36)%
Research and development	403	359	44	12%
Depreciation and amortization expenses	224	318	(94)	(30)%
Total operating expenses	$5,901	$7,829

(As a percentage of revenue)
General and administrative expenses	96%	157%
Sales and marketing expenses	9%	18%
Research and development	8%	9%
Depreciation and amortization expenses	4%	8%
Total operating expenses	118%	191%
N/M: Not a meaningful percentage

	Six Months Ended June 30,
	2023	2022	Change
General and administrative expenses	$10,172	$13,422	$(3,250)	(24)%
Sales and marketing expenses	1,018	1,461	(443)	(30)%
Research and development	615	771	(156)	(20)%
Restructuring expenses	—	3,842	(3,842)	N/A
Depreciation and amortization expenses	460	644	(184)	(29)%
Total operating expenses	$12,265	$20,140

(As a percentage of revenue)
General and administrative expenses	114%	147%
Sales and marketing expenses	11%	16%
Research and development	7%	8%
Restructuring expenses	—%	42%
Depreciation and amortization expenses	5%	7%
Total operating expenses	137%	220%
N/M: Not a meaningful percentage
Three months ended June 30, 2023 compared to three months ended June 30, 2022

General and administrative. General and administrative expenses decreased to $4,805 for the three months ended June 30, 2023, as compared to $6,424 for the three months ended June 30, 2022, primarily due to cost cutting measures, especially related to share-based compensation and salaries & benefits.

Sales and marketing. Sales and marketing expenses decreased to $469 for the three months ended June 30, 2023, as compared to $728 for the three months ended June 30, 2022. The decrease in spending was primarily due to the cost-cutting measures related to our Cannabinoid segment.

Research and development. Research and development expenses increased slightly to $403 for the three months ended June 30, 2023 as compared to $359 for the three months ended June 30, 2022. The increase is primarily due to the decrease in research and development activities related to our cannabinoid products development.

Restructuring. No restructuring expense was charged for the three months ended June 30, 2023 and 2022, respectively.
Depreciation and amortization. Depreciation and amortization expenses decreased to $224 for the three months ended June 30, 2023, from $318 for the three months ended June 30, 2022. The decrease is mainly attributable to the write-off of assets as part of restructuring.
Six Months Ended June 30, 2023 compared to six months ended June 30, 2022
General and administrative. General and administrative expenses decreased to $10,172 for the six months ended June 30, 2023, as compared to $13,422 for the six months ended June 30, 2022, primarily due to the due to cost cutting measures, especially related to share-based compensation and salaries & benefits.

Sales and marketing. Sales and marketing expenses decreased to $1,018 for the six months ended June 30, 2023, as compared to $1,461 for the six months ended June 30, 2022. The decrease in spending was primarily due to the cost-cutting measures related to our Cannabinoid segment.

Research and development. Research and development expenses decreased to $615 for the six months ended June 30, 2023 as compared to $771 for the six months ended June 30, 2022. The decrease is primarily due to the decrease in research and development activities related to our cannabinoid products development.

Restructuring. We recorded a restructuring charge of $3,842 related to asset write off, severances, and other related costs for the six months ended June 30, 2022. No such restructuring expense was charged during the six months ended June 30, 2023.
Depreciation and amortization. Depreciation and amortization expenses decreased to $460 for the six months ended June 30, 2023, from $644 for the six months ended June 30, 2022. The decrease is mainly attributable to the write-off of assets related to restructuring.
Non-operating income and expenses
(In thousands of U.S. dollars)

	Three months ended June 30,
	2023	2022 (*)	Change
Interest and amortization of debt issuance cost	$35	$645	$(610)	(95)%
Gain on remeasurement of warrant liability	11	(1,323)	1,334	(101)%
Gain on investment	—	(6,851)	6,851	(100)%
Foreign exchange loss	67	264	(197)	(75)%
Other expense, net	(27)	61	(88)	(144)%
Total	$86	$(7,204)	$7,290	(101)%

	Six Months Ended June 30,
	2023	2022 (*)	Change
Interest and amortization of debt issuance cost	$18	$2,754	$(2,736)	(99)%
Gain on remeasurement of warrant liability	55	(1,813)	1,868	(103)%
Gain on investment	—	(6,851)	6,851	(100)%
Loss on debt extinguishment, net	—	2,263	(2,263)	(100)%
Foreign exchange loss	22	475	(453)	(95)%
Other expense, net	12	9	3	33%
Total	$107	$(3,163)	$3,270	(103)%
(*)Prior period numbers are re-stated to exclude discontinued operations to make it comparative with current period numbers.

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Interest and amortization of debt issuance cost, net. Interest and amortization of debt issuance cost, net for the three months ended June 30, 2023 decreased to $35, as compared to $645 for the three months ended June 30, 2022. The decrease was primarily due to the interest expense associated with the Catalina LP Convertible Note issued in connection with the Notes Purchase Agreement, dated July 19, 2021 (the “Catalina Note”) and the Loan and Security Agreement, dated May 3, 2019 in the comparable prior year period, which were fully re-paid in the fiscal year ended December 31, 2022.

Gain on remeasurement of warrant liability. Gain on remeasurement of warrant liability was $11 for the three months ended June 30, 2023, as compared to a loss of $1,323 for the three months ended June 30, 2022. The gains are directly attributable to the remeasurement of the warrant liability as of June 30, 2023 and June 30, 2022, respectively, due to the change in the underlying value related to the private warrants during those periods.

Gain on investments. Gain on investments for the three months ended June 30, 2023 was nil, as compared to a loss of $6,851 for the three months ended June 30, 2022. The gain on investments for the three months ended June 30, 2022 was related to the sale of Cansativa shares to an unrelated third-party and the revaluation of the Company's retained interest of the shares still held.

Foreign exchange loss. The impact of foreign exchange for the three months ended June 30, 2023 was a loss of $67, as compared to a loss of $264 for the three months ended June 30, 2022. The foreign exchange losses for the three months ended June 30, 2023, were primarily driven by the currency fluctuations of the Euro versus the U.S. Dollar.
Other expense, net. Other expense, net includes items not individually material to our consolidated financial statements.

Six Months Ended June 30, 2023 compared to six months ended June 30, 2022
Interest and amortization of debt issuance cost, net. Interest and amortization of debt issuance cost, net for the six months ended June 30, 2023 decreased to $18, as compared to $2,754 for the six months ended June 30, 2022. The decrease was primarily due to writing off of debt discount costs recognized in connection with the beneficial conversion factor related to the Catalina LP Convertible Note issued in connection with the Notes Purchase Agreement, dated July 19, 2021 (the “Catalina Note”) and the Loan and Security Agreement, dated May 3, 2019 in the comparable prior year period, which were fully re-paid in the fiscal year ended December 31, 2022.
Gain on remeasurement of warrant liability. Gain on remeasurement of warrant liability was $55 for the six months ended June 30, 2023, as compared to a loss of $1,813 for the six months ended June 30, 2022. The gain and loss are directly attributable to the remeasurement of the warrant liability as of June 30, 2023 and June 30, 2022, respectively, due to the change in the underlying value related to the private warrants during those periods.
Gain on investments. Gain on investments for the six months ended June 30, 2023 was nil, as compared to $6,851 for the six months ended June 30, 2022. The gain on investments was related to the sale of Cansativa shares to an unrelated third-party and the revaluation of the Company's retained interest of the shares still held.
Loss on debt extinguishment, net. Net loss on debt extinguishment was nil for the six months ended June 30, 2023 compared to $2,263 for the six months ended June 30, 2022. The loss was primarily related to the debt extinguishment as a result of the amendment of the Catalina Note on January 13, 2022.
Foreign exchange loss. The impact of foreign exchange for the six months ended June 30, 2023 was a loss of $22, as compared to a loss of $475 for the six months ended June 30, 2022. The foreign exchange losses for the six months ended June 30, 2023, were primarily driven by the currency fluctuations of the Euro versus the U.S. Dollar.
Other expense, net. Other expenses, net includes items not individually material to our consolidated financial statements.

Operating Results by Business Segment
Our management evaluates segment profit/loss for each of our reportable segments. We define segment profit/loss as income from continuing operations before interest, taxes, depreciation, amortization, share-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 16 to our unaudited condensed consolidated interim financial statements for the three months ended June 30, 2023 included in this Form 10-Q.
Revenue by segment
(In thousands of U.S. dollars)

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022 (*)	2023	2022 (*)
Segment Revenue:
Cannabinoid	$1,873	$745	$3,095	$2,553
Non-Cannabinoid	3,108	3,355	5,864	6,588
Total revenue	$4,981	$4,100	$8,959	$9,141

(*)Prior period numbers are re-stated to exclude discontinued operations to make it comparative with current period numbers.

Cannabinoid. Cannabinoid revenue increased to $1,873 for the three months ended June 30, 2023, as compared to $745 for the three months ended June 30, 2022. For the six months ended June 30, 2023, Cannabinoid revenue increased to $3,095 as compared to $2,553 for the six months ended June 30, 2022. The increases in cannabinoid segment revenues were primarily driven by increased sales efforts for the Company’s extract products, particularly in Brazil, Australia, and Israel.

Non-Cannabinoid. Non-Cannabinoid revenue decreased to $3,108 for the three months ended June 30, 2023, as compared to $3,355 the three months ended June 30, 2022. For the six months ended June 30, 2023, non-cannabinoid revenue decreased to $5,864 as compared to $6,588 for the six months ended June 30, 2022. The decrease in non-cannabinoid revenues was due to continued demand headwinds in the segment’s specialty channel, which resulted in lower inventory orders during the quarter.
Segment profit/loss
(In thousands of U.S. dollars)

	Three months ended June 30,		Change
	2023	2022 (*)	$	%
Segment Profit/(Loss):
Cannabinoid	$(1,697)	$(2,706)	1,009	(37)%
Non-Cannabinoid	831	666	165	25%
Total Segment Loss (a)	$(866)	$(2,040)	1,174	(58)%

	Six Months Ended June 30,		Change
	2023	2022 (*)	$	%
Segment Profit/(Loss):
Cannabinoid	$(4,012)	$(8,412)	4,400	(52)%
Non-Cannabinoid	1,278	1,014	264	26%
Total Segment Loss (a)	$(2,734)	$(7,398)	4,664	(63)%

(a) For a reconciliation of segment (loss) to loss before income taxes see Note 16 to our unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2023, included in this Form 10-Q.
Prior period numbers are re-stated to exclude discontinued operations to make it comparative with current period numbers.

Cannabinoid — Cannabinoid segment loss decreased to $1,697 for the three months ended June 30, 2023 compared to a loss of $2,706 for the three months ended June 30, 2022, primarily due to the decrease in expenses related to the effective implementation of cost-cutting measures.

Cannabinoid segment loss decreased to $4,012 for the six months ended June 30, 2023 compared to a loss of $8,412 for the six months ended June 30, 2022, primarily due to the effective implementation of cost-cutting measures.
Non-Cannabinoid — Non-Cannabinoid segment profit increased to $831 for the three months ended June 30, 2023, compared to a profit of $666 for the three months ended June 30, 2022. The increase was primarily attributable to decreased payroll related costs and sales and marketing costs.
Non-Cannabinoid segment profit increased to $1,278 for the six months ended June 30, 2023, compared to a profit of $1,014 for the six months ended June 30, 2022. The increase was primarily attributable to decreased payroll related costs and sales and marketing costs.
Liquidity and Capital Resources

We are actively seeking sources of financing or proceeds from sales of assets to fund our continued operations. There can be no assurance that we will be able to complete any financing or asset sale transaction in a timely manner or on acceptable terms or otherwise. If we are not able to raise additional cash, we may be forced to suspend or curtail planned programs, or cease operations altogether.

The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented:
(In thousands of U.S. dollars)

	Six months ended June 30,
	2023	2022
Net cash used in operating activities	$(7,764)	$(18,584)
Net cash provided by (used in) investing activities	(79)	897
Net cash (used in) provided by financing activities	58	(347)
Effect of foreign currency translation on cash and cash equivalents	38	(202)
Cash, cash equivalents, and restricted cash beginning of period	12,888	37,699
Cash, cash equivalents, and restricted cash end of period	5,141	19,463
Decrease in cash and cash equivalents	$(7,747)	$(18,236)

Cash flows used in operating activities
The decrease in net cash used by operating activities decreased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily the result of decreased operating and other expenses due to implementation of cost cutting measures, and changes in operating assets and liabilities.
Cash flows from investing activities
The decrease in net cash used in investing activities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily due to net cash provided by proceeds from partial sale of equity method of investments during 2022.

Cash flows from financing activities
The increase in net cash provided by financing activities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily driven by the net proceeds from issuance of shares under the Equity Distribution Agreement and the related shelf registration statement in the six months ended June 30, 2022 being offset by repayment of substantial outstanding debt in the six months ended June 30, 2022. For more information refer to Note 11 to our unaudited condensed consolidated interim financial statements for the period ended June 30, 2023 included in this Form 10-Q.

Sources of Liquidity

We have historically financed our operations through the issuance of shares, the issuance of convertible debt and cash from operations. As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents (excluding restricted cash) of $5,077 and $12,449, respectively, which were held for working capital, repayment of loans and general corporate purposes. This represents an overall decrease of $7,372.

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
We have had operating losses and negative cash flows from operations since inception and expect to continue to incur net losses for the foreseeable future until such time, if ever, that we can generate significant revenue from the sale of our available inventories. We anticipate that we will continue to incur losses from operations due to pre-commercialization activities, marketing and manufacturing activities, and general and administrative costs to support operations. For more information refer to Note 11 to our unaudited condensed consolidated interim financial statements for the period ended June 30, 2023 included in this Form 10-Q.

We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing and proceeds from the sale of assets. While we have been successful in raising financing in the past, there can be no assurances that additional financing will be available when needed on acceptable terms, or at all. The continued influence of the direct and indirect results of the outbreak of COVID-19 and uncertain market and regulatory conditions may further limit our ability to access capital. If we are not able to secure adequate additional funding or sell additional assets, we may be forced to make reductions in spending, extend payment terms with suppliers, and suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, financial condition, and prospects.
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
Debt
Total debt outstanding as of June 30, 2023 and December 31, 2022 was $1,379 and $1,530, respectively. The debt outstanding as of June 30, 2023 was comprised of our current and non-current portions of other borrowings of $471 and $908, respectively, related to the Colombia and Portugal working capital loans. The debt outstanding as of June 30, 2023 was comprised of our current and non-current portions of other borrowings of $457 and $922, respectively, related to the Colombia and Portugal working capital loans. The debt outstanding as of December 31, 2022 was comprised of our current and non-current portions of other borrowings of $465 and $1,065, respectively, related to the Colombia and Portugal working capital loans. For more information refer to Note 10 to our unaudited condensed consolidated interim financial statements for the period ended of June 30, 2023 included in this Form 10-Q.

Portugal Debt

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed €1,000 ($1,213) (the "Portugal Debt"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Debt pays interest quarterly at a rate of Euribor plus 3.0 percentage points. For the three months ended June 30, 2023 and 2022, the company recognized interest expense of approximately €10 ($11) and €7 ($8), respectively, and repaid principal of approximately €63 ($68) and €63 ($67), respectively, of the Portugal Debt in accordance with the terms of the loan agreement. For the six months ended June 30, 2023 and 2022, the company recognized interest expense of approximately €20 ($21) and €15 ($17), respectively, and repaid principal of approximately €125 ($134) and €125.00 ($137.00) , respectively, of the Portugal Debt in accordance with the terms of the loan agreement. As of June 30, 2023 and December 31, 2022, the outstanding principal balance of the Portugal Debt was €625 ($671) and €875 ($1,076), respectively. In December 2022, the Company approved a plan to shut-down its cultivation activities in Portugal in order to preserve cash. The Portugal Debt was not discharged as part of the restructuring and remains outstanding. For more information on the Restructuring, see Note 21 to our audited consolidated financial statements for the year ended December 31, 2022 included in our 2022 Form 10-K.

Colombia Debt

Ecomedics S.A.S. has entered into loan agreements with multiple local lenders (collectively, the "Colombia Debt"), under which the Company borrowed approximately COP$5,305,800 ($1,295) of mainly working capital loans. The working capital loans are secured by mortgage of our farm land in Colombia as collateral. These loans bear interest at a range of 10.96% to 12.25% per annum denominated in Colombian pesos. The first payment of the principal and interest will be repaid six months after receiving the loan. After the first payment, the principal and interest will be repaid semi-annually. For the period ended June 30, 2023 and December 31, 2022, the outstanding principal balance was approximately COP$3,390,173 ($708) and
COP$3,471,576 ($725), respectively.
Contingencies
In the normal course of business, we receive inquiries or become involved in legal disputes regarding various litigation matters. Other than as disclosed in Item 1A Risk Factor of this Form 10-Q. In the opinion of management, as of June 30, 2023 any potential liabilities resulting from claims we have received would not have a material adverse effect on our consolidated financial statements.
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

Item 4. Controls and Procedures
Evaluation of Controls and Procedures

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of as June 30, 2023. The term "disclosure control and procedures" as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2023 were not effective due to a material weakness as described below.

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

Management Plan to Remediate Material Weaknesses

During the year ended December 31, 2022 and the six months ended June 30, 2023, we made the following enhancements to our control environment:

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

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weakness described above. Except as noted above, no change to our internal control over financial reporting occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

The following discussion supplements the discussion of risk factors affecting the Company as set forth in Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K and Cautionary Note Regarding Forward-Looking Statements on page 4 of this Form 10-Q. The discussion of risk factors, as so supplemented, sets forth the material risk factors that could affect the Company’s financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Company.

The reverse share split may adversely impact the liquidity of our common shares and warrants and may not be effective in facilitating our efforts to regain compliance with the continued listing requirements of Nasdaq.

The liquidity of our common shares and warrants may be adversely affected by the reverse share split, given the significantly reduced number of common shares that will be outstanding following the reverse share split, especially if the market price of our common shares does not increase as a result.

The reverse share split, if effected, should have the effect of increasing the per share trading price of our common shares in proportion to the reduction in the number of common shares outstanding before the reverse share split; however, there can be no assurance that the trading price of our common shares after the reverse share split will rise (or remain constant). The trading performance following reverse share splits effected by other companies is varied, particularly because some investors may view a reverse share split negatively. We cannot predict the impact of the reverse share split on the trading price of our common shares or warrants, and it may result in a greater percentage decline than would occur in the absence of the reverse share split, and the liquidity of our common shares and warrants could be adversely affected following the reverse share split.

In addition, the reverse share split may result in some shareholders owning “odd lots” of less than 100 common shares on a post-reverse share split basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of 100 shares.

The reverse share split is intended to regain compliance with the Nasdaq Minimum Bid Price Requirement, in order to maintain our Nasdaq listing and an active trading market for our common shares and warrants. However, there can be no assurance that we will regain compliance with the Minimum Bid Price Requirement by effecting the reverse share split, or that even if we do, we will not become deficient with respect to other Nasdaq listing requirements following, or as a result of, the reverse share split.

Failure to resolve a dispute regarding the alleged default under Herbal Brands’ lease agreement for its facilities in Tempe, Arizona could have a material adverse effect on the Company.

Herbal Brands is currently in dispute with Double G Enterprises, LLC (“Double G”), the landlord for the facility out of which Herbal Brands conducts substantially all of its operations, including the manufacture and distribution of Herbal Brands’ products, regarding the lease between Double G and Herbal Brands. Double G has alleged that Herbal Brands is in default under the lease agreement’s “change of control” provision, suggesting that more than 49% of the ownership interest in Herbal Brands has been transferred without Double G’s prior written consent, in contravention of the lease terms. Double G sent a letter noticing acceleration of all future rents due under the lease (approximately $460,000) and termination of the right to possess the premises. Double G has not provided a basis for its claim regarding Herbal Brands’ transfer of ownership. Herbal Brands was acquired by us prior to entering into the lease agreement. No action has been filed in any court, in any jurisdiction, for this dispute. Even though we believe that Herbal Brands is presently in compliance with all material provisions of its lease with Double G, there can be no assurance that this dispute will be resolved in our favor. If this dispute evolves to require formal dispute resolution there is no guarantee that it will be decided that Herbal Brands is not in default. In the event that Herbal Brands is found to be in default, and the actions we take are not sufficient to cure the default raised by Double G, the remedies available to Double G may include acceleration of all future rents under the lease agreement and/or termination of the lease.

The lease is set to expire in April 2024. Acceleration of rents due and early termination of the lease would significantly reduce the value of Herbal Brands’ operations, and would materially curtail, if not completely eliminate, our ability to obtain revenues from Herbal Brands.

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

10.1
Asset Purchase Agreement dated July 1, 2023, by and among Clever Leaves Holdings Inc., Clever Leaves Portugal Unipessoal, Lda. and Terra Verde, Lda. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by on Clever Leaves Holdings Inc. on July 5, 2023)

10.2
Clever Leaves Holdings Inc. Amendment to the 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by on Clever Leaves Holdings Inc. on June 2, 2023)

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

Clever Leaves Holdings Inc.
August 14, 2023
	By:	/s/ Andres Fajardo
	Name:	Andres Fajardo
	Title:	Chief Executive Officer