Form 10-Q
period 2023-09-30
Clever Leaves Holdings Inc.
filed 2023-11-09
CIK 1819615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-39820

Clever Leaves Holdings Inc.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bodega 19-B Parque Industrial Tibitoc P.H, Tocancipá - Cundinamarca, Colombia	N/A
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (561) 634-7430

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares without par value	CLVR	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for 1/30th common share at an exercise price of $11.50	CLVRW	The Nasdaq Stock Market LLC

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

The number of registrant’s common shares outstanding as of November 7, 2023 was 1,745,152.

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
•regional political and economic conditions, including the ongoing war between Israel and Hamas, as well as emerging market conditions;
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

ITEM 1. FINANCIAL STATEMENTS

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Financial Position
(Amounts in thousands of U.S. Dollars, except share and per share data)

(Unaudited)

		As of	As of
	Note	September 30, 2023	December 31, 2022
Assets
Current:
Cash and cash equivalents		$6,472	$12,449
Restricted cash		66	439
Accounts receivable, net		1,746	2,252
Prepaids, deposits and other receivables	6	1,941	2,708
Inventories, net	5	7,709	8,399
Total current assets		17,934	26,247

Investment – Cansativa	7	1,896	5,679
Property, plant and equipment, net of accumulated depreciation of $8,389 and $7,120 for September 30, 2023 and December 31, 2022, respectively	9	12,752	13,963
Assets held for sale - Land		1,500	1,500
Intangible assets, net	8	2,821	3,354
Operating lease right-of-use assets, net	18	820	1,303
Other non-current assets		54	52
Total Assets		$37,777	$52,098

Liabilities
Current:
Accounts payable		$2,088	$2,299
Accrued expenses and other current liabilities		3,225	4,238
Loans and borrowings, current portion	10	477	465
Warrant liability		108	113
Operating lease liabilities, current portion	18	512	1,239
Deferred revenue		437	1,072
Total current liabilities		6,847	9,426
Loans and borrowing — long-term	10	859	1,065
Operating lease liabilities — long-term	18	366	1,087
Other long-term liabilities		16	112
Total Liabilities		$8,088	$11,690

Contingencies and commitments

Shareholders’ equity
Preferred shares, without par value, unlimited shares authorized, nil shares issued and outstanding for each of September 30, 2023 and December 31, 2022		—	—
Common shares, without par value, unlimited shares authorized: 1,726,145 and 1,454,559 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	11	—	—
Additional paid-in capital		223,407	221,313
Accumulated deficit		(193,718)	(180,905)
Total shareholders' equity		29,689	40,408
Total liabilities and shareholders' equity		$37,777	$52,098

See accompanying notes to the condensed consolidated financial statements

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2023	2022	2023	2022
Revenue, net	15	$3,820	$2,867	$12,779	$12,008
Cost of sales		(1,878)	(1,568)	(5,877)	(5,635)
Gross profit		1,942	1,299	6,902	6,373

Expenses
General and administrative	12	4,155	5,442	14,327	18,865
Sales and marketing		582	615	1,600	2,075
Research and development		292	343	907	1,114
Restructuring expenses	13	—	(82)	—	3,761
Goodwill impairment			19,000		19,000
Depreciation and amortization		290	305	750	950
Total expenses		5,319	25,623	17,584	45,765
Loss from operations		(3,377)	(24,324)	(10,682)	(39,392)
Other Expense (Income), net
Interest and amortization of debt issuance cost		5	(58)	23	2,696
Gain on remeasurement of warrant liability	11	(60)	(196)	(5)	(2,009)
Gain on investment	7	—	—	—	(6,851)
Investment impairment	7	3,705	—	3,705	—
Loss on debt extinguishment, net	10	—	—	—	2,263
Foreign exchange loss		275	669	297	1,144
Other (income) expense, net		(31)	102	(19)	111
Total other expenses (income), net		3,894	517	4,001	(2,646)

Loss before income taxes and equity investment loss		(7,271)	$(24,841)	$(14,683)	$(36,746)
Deferred income tax (recovery)		—	(6,650)	—	(6,650)
Equity investment share of loss		—	—	—	64
Loss from continuing operations		$(7,271)	$(18,191)	$(14,683)	$(30,160)
Income (loss) from discontinued operations		2,133	(1,972)	1,869	(7,189)
Net loss		$(5,138)	$(20,163)	$(12,814)	$(37,349)
Net loss per share:
Basic and diluted from continuing operations	17	$(4.60)	$(12.93)	$(9.70)	$(24.70)
Basic and diluted from discontinued operations		1.35	(1.41)	1.23	(5.90)
Net loss per share		$(3.25)	$(14.33)	$(8.47)	$(30.59)
Weighted-average common shares outstanding:		1,580,456	1,407,419	1,513,575	1,221,107
Basic and diluted	17	(3.25)	(14.33)	(8.47)	(30.59)

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Amounts in thousands of U.S. Dollars, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2021	886,860	$—	$187,510	$(114,740)	$72,770
Issuance of common shares, gross	368,252	—	23,400	—	23,400
Issuance of common shares upon vesting RSUs	8,248	—	—	—	—
Stock option exercise	3,870	—	22	—	22
Stock-based compensation expense	—	—	500	—	500
Equity issuance costs	—	—	(1,177)	—	(1,177)
Beneficial conversion feature of Convertible Note	—	—	1,749	—	1,749
Conversion of Convertible Note to common shares	20,233	—	1,324	—	1,324
Net loss	—	—	—	(16,140)	(16,140)
Balance at March 31, 2022	1,287,463	$—	$213,328	$(130,880)	$82,448
Issuance of common shares upon vesting RSUs	1,330	—	—	—	—
Stock option exercise	1,186	—	—	—	—
Stock-based compensation expense	—	—	1,148	—	1,148
Conversion of Convertible Note to common shares	30,000	—	2,039	—	2,039
Net loss	—	—	—	(1,046)	(1,046)
Balance at June 30, 2022	1,319,979	$—	$216,515	$(131,926)	$84,589
Net loss	—	—	$—	$(20,163)	$(20,163)
Issuance of common shares upon vesting RSUs	828	—	—	—	—
Stock-based compensation expense	—	—	958	—	958
Issuance of common shares - gross	131,573	—	4,286	—	4,286
Equity issuance costs	—	—	(168)	—	(168)
Balance at September 30, 2022	1,452,380	$—	$221,591	$(152,089)	$69,502

	Note	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
		Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2022		1,454,559	$—	$221,313	$(180,905)	$40,408
Issuance of common shares upon vesting RSUs		12,350	—	—	—	—
Stock-based compensation expense		—	—	468	—	468
Equity issuance costs		—	—	(25)	—	(25)
Net loss		—	—	—	(4,081)	(4,081)
Balance at March 31, 2023		1,466,909	$—	$221,756	$(184,986)	$36,770
Issuance of common shares upon vesting RSUs	14	4,587	—	—	—	—
Stock-based compensation expense	12	—	—	433	—	433
Issuance of common shares - gross		51,986	—	438	—	438
Equity issuance costs		—	—	(97)	—	(97)
Net loss		—	—	—	(3,595)	(3,595)
Balance at June 30, 2023		1,523,482	$—	$222,530	$(188,581)	$33,949
Issuance of common shares upon vesting RSUs		738	—	—	—	—
Stock-based compensation expense		—	—	52	—	52
Issuance of common shares - gross		201,912	—	903	—	903
Equity issuance costs		—	—	(77)	—	(77)
Round off due to reverse split		13	—	—		—
Net loss		—	—	—	(5,138)	(5,138)
Balance at September 30, 2023		1,726,145	$—	$223,407	$(193,718)	$29,689
The above Condensed Consolidated Statements of Stockholders’ Equity reflects a 1 for 30 reverse stock split effective August 25, 2023, see Note 2 for further information

See accompanying notes to the condensed consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands of U.S. Dollars)
(Unaudited)

		Nine Months Ended September 30,
		2023	2022
Cash Flow from Operating Activities:
Loss from continuing operations		(14,683)	(30,160)
Gain (loss) from discontinued operations		1,869	(7,189)
Net loss		(12,814)	(37,349)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization		1,933	2,935
Gain on sale of fixed assets		(2,825)	—
Amortization of debt discount and debt issuance cost		—	1,949
Inventory provision	5	591	3,822
Restructuring and related costs	13	—	3,791
Gain on remeasurement of warrant liability	11	(5)	(2,009)
Intangible asset impairment		—	19,000
Deferred tax recovery		—	(6,650)
Amortization of right of use asset	18	483	128
Foreign exchange loss		341	1,420
Stock-based compensation expense	14	954	2,606
Investment impairment		3,705	—
Equity investment share of loss		—	64
Gain on investment	7	—	(6,851)
Loss on debt extinguishment, net	10	—	2,263
Other non-cash expense, net		—	600
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable		506	(369)
Decrease (increase) in prepaid expenses and other receivables	6	767	(466)
(Increase) decrease in other non-current assets		(638)	555
(Decrease) in lease liability	18	(788)	—
Decrease (increase) in inventory		99	(5,067)
(Decrease) in accounts payable and other current liabilities		(2,178)	(4,756)
(Decrease) increase in accrued and other non-current liabilities		(96)	415
Net cash used in operating activities		(9,965)	(23,969)

Cash Flow from Investing Activities:
Proceeds from sale of fixed assets		2,825	—
Purchase of property, plant and equipment		(187)	(1,856)
Proceeds from partial sale of equity method of investment		—	2,498
Net cash provided by investing activities		2,638	642

Cash Flow from Financing Activities:
Repayment of debt	10	(323)	(22,897)
Other borrowings		—	73
Proceeds from issuance of shares	11	1,340	27,686
Equity issuance costs	11	(199)	(1,345)
Stock option exercise		—	22
Net cash provided by financing activities		818	3,539
Effect of exchange rate changes on cash, cash equivalents & restricted cash		159	(304)
Decrease in cash, cash equivalents & restricted cash		(6,350)	(20,092)
Cash, cash equivalents & restricted cash, beginning of period (a)		12,888	37,699
Cash, cash equivalents & restricted cash, end of period (a)		6,538	17,607

(a) These amounts include restricted cash of $66 and $454 as of September 30, 2023 and September 30, 2022, respectively, which are comprised primarily of cash on deposits for certain lease arrangements.
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

On August 24, 2023, the Company effected a one-for-thirty reverse share split of its common shares ((the “Reverse Share Split”), effective as of 5:00 p.m. Eastern Time on August 24, 2023 (the “Effective Time”). All share and per share information in these financial statements has been retroactively adjusted to reflect the Reverse Share Split. No fractional shares were issued in connection with the Reverse Share Split. Instead, each fractional share remaining after completion of the Reverse Share Split that was less than half of a whole share was rounded down and canceled without consideration to the holders thereof and each fractional share that was at least half of a whole share was rounded up to one whole share.

Discontinued Operations

During the fiscal year 2022, the Company undertook various strategic initiatives aimed at reducing costs, improving organizational efficiency, and optimizing its business model. As part of these initiatives, the Company implemented several restructuring activities.

Additionally, in December 2022, the Company made the decision to shut down its Portugal operations in order to preserve cash. In January 2023, the Company further approved the wind-down of its entire Portuguese operations to enhance operating margin and focus solely on cannabis cultivation and production in Colombia. As part of this restructuring plan, the Company has completed the cessation of its Portuguese flower cultivation, post-harvest processes, and manufacturing activities. Subsequently, the post harvest facility has been sold and preparations are currently underway for the sale of the farm land with the objective of concluding the sale by March 31, 2024.

Considering the nature and extent of the restructuring activities undertaken, in accordance with Accounting Standards Codification (ASC) 205, Presentation of Financial Statements, the Company has determined that these operations meet the "discontinued operations" criteria as of September 30, 2023. As a result, the condensed consolidated statements of financial position, the condensed consolidated statements of operations, the condensed consolidated statements of cash flows, and the notes to the consolidated financial statements have been restated for all periods presented to reflect the discontinuation of these operations in accordance with ASC 205.

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

As shown in the accompanying interim condensed financial statements, the Company had an accumulated deficit as of September 30, 2023, as well as operating losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time that it can generate significant revenue from the sale of its available inventories.

At September 30, 2023, the Company had cash and cash equivalents of $6,472. As of September 30, 2023, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the consolidated financial statements were issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4. FAIR VALUE MEASUREMENTS

The following table provides the fair value measurement hierarchy of the Company’s assets and liabilities, except for those assets and liabilities that are short term in nature and approximate the fair values, as of the periods presented:

	Level 1	Level 2	Level 3	Total

As of September 30, 2023
Assets:
Investment – Cansativa	—	—	1,896	1,896
Total Assets	$—	$—	$1,896	$1,896
Liabilities:
Loans and borrowings	—	1,336	—	1,336
Warrant liability	—	—	108	108
Total Liabilities	$—	$1,336	$108	$1,444

As of December 31, 2022
Assets:
Investment – Cansativa	—	—	5,679	5,679
Total Assets	$—	$—	$5,679	$5,679
Liabilities:
Loans and borrowings	—	1,530	—	1,530
Warrant liability	—	—	113	113
Total Liabilities	$—	$1,530	$113	$1,643

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

On October 17, 2023,Northern Swan Deutschland Holdings, Inc. (“Northern Swan”), a wholly-owned subsidiary of the Company entered into an agreement for sale of its remaining investments in the shares of Cansativa. The Company considered the sale price as fair value of the investment and recognized an impairment loss of $3,705 as the difference between fair value and carrying value of these investment at September 30, 2023. For more information, refer to Note 7 and Note 20.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table provides a summary of changes in fair value of the Company’s level 3 investments for the nine months ended September 30, 2023:

Level 3
Balance, December 31, 2022	$5,679
Change in value due to foreign exchange gain	74
Balance, March 31, 2023	$5,753
Change in value due to foreign exchange gain	24
Balance, June 30, 2023	$5,777
Change in value due to foreign exchange loss	(176)
Impairment loss	(3,705)
Balance, September 30, 2023	$1,896

During the nine months ended September 30, 2023, there were no transfers between fair value measurement levels.

The change in fair value of warrant liabilities related to private warrants during the nine months ended September 30, 2023, is as follows:

Private Placement Warrants:	Total Warrant Liability
Warrant liability at December 31, 2022	$113
Change in fair value of warrant liability	44
Warrant liabilities at March 31, 2023	$157
Change in fair value of warrant liability	11
Warrant liabilities at June 30, 2023	$168
Change in fair value of warrant liability	(60)
Warrant liabilities at September 30, 2023	$108

The Company determined the fair value of its private warrants using the Monte Carlo simulation model. The following assumptions were used to determine the fair value of the Private Warrants as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
Risk-free interest rate	4.98%	4.23%
Expected volatility	160%	105%
Share Price	$0.12	$0.31
Exercise Price	$11.50	$11.50
Expiration date	December 18, 2025	December 18, 2025
•The risk-free interest rate assumptions are based on U.S. dollar zero curve derived from swap rates at the valuation date, with a term to maturity matching the remaining term of warrants.
•The expected volatility assumptions are based on average of historical volatility based on comparable industry volatilities of public warrants.
•Exercise price and Share price at September 30, 2023 are adjusted post Reverse Share Split.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

5. INVENTORIES, NET

Inventories are comprised of the following items as of the periods presented:

	September 30, 2023	December 31, 2022
Raw materials	$1,213	$1,204
Work in progress – harvested cannabis and extracts	279	21
Finished goods – cannabis extracts	5,832	6,703
Finished goods – other	385	471
Total	$7,709	$8,399

During the three and nine months ended September 30, 2023 the Company recorded inventory provisions for approximately $264 and $591, respectively, to cost of sales to write-down obsolete inventories. During the three and nine months ended September 30, 2022, the Company recorded inventory provisions for approximately $555 and $1,103, respectively, to cost of sales to write-down obsolete inventory.

6. PREPAID, DEPOSITS AND OTHER RECEIVABLES

Prepaid and advances are comprised of the following items as of the periods presented:

	September 30, 2023	December 31, 2022
Prepaid and advances	$765	$650
Indirect tax receivables	1,080	2,007
Deposits	96	51
Total	$1,941	$2,708
Prepaid and advances represents amounts paid upfront to vendors for director and officer's insurance and advances for supplies.

7. INVESTMENTS

Cansativa

On December 21, 2018, the Company, through its subsidiary Northern Swan , entered into a seed investment agreement with the existing stockholders of Cansativa GmbH (“Cansativa”), a German limited liability company primarily focused on the import and sale of cannabis products for medical use and related supplements and nutraceuticals. Prior to the Company’s investment, Cansativa’s registered and fully paid-in share capital amounted to 26,318 common shares. Under the investment agreement, the Company has agreed with the existing stockholders to invest up to EUR 7,000 in Cansativa in three separate tranches of, respectively, EUR 1,000, EUR 3,000 and up to a further EUR 3,000. The first EUR 1,000 (specifically, EUR 999.92, approximately $1,075, or “Seed Financing Round”) was invested in Cansativa to subscribe for 3,096 newly issued preferred voting shares at EUR 322.97 per preferred share, and as cash contributions from the Company to Cansativa. The seed EUR 322.97 per share price was based on a fully diluted pre-money valuation for Cansativa of EUR 8,500, and the increase of Cansativa’s registered share capital by the 3,096 preferred shares in the Seed Financing Round provided the Company with 10.53% of the total equity ownership of Cansativa. The Company paid the seed investment subscription by, first, an initial nominal payment of EUR 3.1, (i.e., EUR 1.00 per share) upon signing the investment agreement to demonstrate the Company’s intent to invest, and the remainder of EUR 996.82 was settled in January 2019 to officially close the investment deal after certain closing conditions have been met by the existing stockholders and Cansativa. The Company accounted for its investment in Cansativa using the equity accounting method, due to the Company's significant influence, in accordance with ASC 323, Investments — Equity Method and Joint Ventures.

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

In April 2022, the Company sold 1,586 shares in Cansativa to an unrelated third-party for approximately EUR 2,300. Additionally Cansativa issued 10,184 series B and 992 ESOP shares. As a result, the Company's equity ownership of Cansativa, on a fully diluted basis, decreased from 14.22% to 7.6% of the book value of Cansativa's net assets. Furthermore, the Company relinquished the board seat, indicating that the Company's influence was no longer "significant", to which the equity method of accounting was applicable. The Company started to account for this investment under ASC 321, Investments – Equity Securities. The Company utilized the practical expedient under ASC 321 as the investment does not qualify for the practical expedient under ASC 820 and there is no readily determinable fair value for these privately held shares of Cansativa on a recurring basis. At the time of the sale, the Company compared the transaction value of the shares sold to the carrying value of shares sold and recognized a gain of $1,983. Immediately following the sale, the Company then remeasured its retained interest which resulted in an additional gain of $4,868. A total of $6,851 is recorded as gain on investment during the nine months period ended September 30, 2022.

On October 17, 2023, Northern Swan entered into an agreement to sell a total of 3,648 shares of Cansativa to Cansativa and EIP Entrepreneurial Investment GmbH, representing Northern Swan’s entire interest in Cansativa, for approximately EUR 1.8 million ($1.9 million). The Company compared the subsequent transaction value of the shares sold to the carrying value and the impairment loss of $3,705 was recorded in the Consolidated statement of Operations during the three and nine months ended September 30, 2023.

8. INTANGIBLE ASSETS, NET

As part of the Herbal Brand acquisition in 2019, the Company acquired finite-lived intangible assets with a gross value of approximately $7,091. During the three months ended September 30, 2023 and 2022 the Company recorded $167 and $191, respectively, of amortization related to its finite-lived intangible assets. During the nine months ended September 30, 2023 and 2022 the Company recorded $533 and $573, respectively, of amortization related to its finite-lived intangible assets.The following tables present details of the Company’s total intangible assets as of September 30, 2023 and December 31, 2022. The value of product formulation intangible asset is included in the value of Brand:

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0.0
Customer relationships	1,000	767	233	2.6
Customer list	650	574	76	0.6
Trade name	4,516	2,004	2,512	5.6
Total finite-lived intangible assets	$7,091	$4,270	$2,821

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0.0
Customer relationships	1,000	669	331	3.0
Customer list	650	478	172	1.3
Trade name	4,516	1,665	2,851	6.3
Total finite-lived intangible assets	$7,091	$3,737	$3,354

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Impairment Charge	(19,000)	N/A	(19,000)
Total indefinite-lived intangible assets	—		—

Total intangible assets	$7,091	$3,737	$3,354

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

Impairment Testing - Finite-Lived Intangibles

In conjunction with the 2022 annual impairment testing, the Company reviewed finite-lived intangible assets for impairment. In performing such review, the Company makes judgments about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. The Company recognizes an impairment if the carrying amount of the long-lived asset group exceeds the Company’s estimate of the asset group’s undiscounted future

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
cash flows. For the nine months ended September 30 2023, no impairment was recognized related to the carrying value of any of the Company's finite lived intangible assets. The Company will perform an impairment test at fiscal year ending December 31, 2023.

Impairment Testing - Indefinite-Lived Intangibles

In 2022, due to the continued decline in the Company’s share price and the projected revenues falling behind target, the Company performed an interim impairment assessment on its indefinite-lived intangible assets, consisting of cannabis related licenses for its Colombian operations. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including assumptions about revenue projections, regulations, operating margins, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods and discount rates. Utilizing a discounted cash flow model with a weighted average cost of capital (“WACC”) of 24%, the Company performed the assessment and recognized an impairment charge of $19,000 along with the related deferred tax liability write-off of $6,650 for the year ended December 31, 2022. As a result of this recognition in 2022, no indefinite-lived intangible assets exist as of September 30, 2023.

Amortization Expense

The following table reflects the estimated future amortization expense for each period presented for the Company’s finite-lived intangible assets as of September 30, 2023:

Estimated Amortization Expense
2023	$167
2024	585
2025	542
2026	482
2027	452
Thereafter	593
Total	$2,821

9. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Land	$1,806	$1,806
Building & warehouse	7,768	7,658
Laboratory equipment	6,496	6,416
Agricultural equipment	1,480	1,477
Computer equipment	1,433	1,397
Furniture & appliances	794	785
Construction in progress	106	240
Other	1,258	1,304
Property, plant and equipment, gross	21,141	21,083
Less: accumulated depreciation	(8,389)	(7,120)
Property, plant and equipment, net	$12,752	$13,963

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

10. DEBT

	September 30, 2023	December 31, 2022
Loans and borrowings, current portion	$477	$465
Loans and borrowings, non-current portion	859	1,065
Total debt	$1,336	$1,530

Portugal Debt

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed €1,000 ($1,213) (the "Portugal Debt"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Debt pays interest quarterly at a rate of Euribor plus 3.0 percentage points.

For the three months ended September 30, 2023 and 2022, the company recognized interest expense of approximately €11 ($12) and €7 ($7), respectively, and repaid principal of approximately €63 ($68) and €63 ($63), respectively, of the Portugal Debt in accordance with the terms of the loan agreement. For the nine months ended September 30, 2023 and 2022, the company recognized interest expense of approximately €31 ($33) and €22 ($24), respectively, and repaid principal of approximately €188 ($201) and €188 ($200), respectively, of the Portugal Debt in accordance with the terms of the loan agreement. As of September 30, 2023 and December 31, 2022, the outstanding principal balance of the Portugal Debt was €563 ($604) and €875 ($1,076), respectively.

Colombia Debt

Ecomedics S.A.S. has entered into loan agreements with multiple local lenders (collectively, the "Colombia Debt"), under which the Company borrowed approximately COP$5,305,800 ($1,295) of mainly working capital loans. The working capital loans are secured by mortgage of our farm land in Colombia as collateral. These loans bear interest at a range of 10.96% to 12.25% per annum denominated in Colombian pesos. The first payment of the principal and interest was repaid six months after receiving the loan. After the first payment, the principal and interest is repaid semi-annually.

For the three months ended September 30, 2023 and 2022, the Company recognized interest expense of approximately COP$53,145 ($21) and COP$7,809 ($2), respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized interest expense of approximately COP$160,245 ($64) and COP$259,144 ($67) respectively, and repaid principal of approximately COP$222,978 ($53) and COP$875,864 ($213), respectively. For the period ended September 30, 2023, and December 31, 2022, the outstanding principal balance was approximately COP$2,967,844 ($732) and COP$3,471,576 ($725), respectively.

11. CAPITAL STOCK
Common Shares

As of September 30, 2023 and December 31, 2022, a total of 1,726,145 and 1,454,559 common shares were issued and outstanding, respectively. For more information, refer to Note 2. The increase in outstanding shares was primarily the result of shares issued under the ATM. See Equity Distribution Agreement disclosed below.

Reverse Share Split

On August 24, 2023, the Company effected a one-for-thirty Reverse Share Split of its common shares All share and per share information in these financial statements has been retroactively adjusted to reflect the Reverse Share Split. No fractional shares were issued in connection with the Reverse Share Split. Instead, each fractional share remaining after completion of the Reverse

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Share Split that was less than half of a whole share was rounded down and canceled without consideration to the holders thereof and each fractional share that was at least half of a whole share was rounded up to one whole share.

As a result of the Reverse Share Split, at the Effective Time, the number of outstanding Shares was reduced from approximately 45.7 million to approximately 1.5 million.

The Reverse Share Split was, effected to regain compliance with Nasdaq Listing Rule 5550(a)(2), which requires the Company to maintain a minimum bid price of at least $1.00 per share.

For the three months ended September 30, 2023, the Company issued and sold 201,912 shares on a post-Reverse Share Split basis pursuant to the ATM offering, for aggregate net proceeds of $824 which consisted of gross proceeds of $902 and $78 of equity issuance costs.

For the nine months ended September 30, 2023, the Company issued and sold 253,898 shares on a post-Reverse Share Split basis pursuant to the ATM offering, for aggregate net proceeds of $1,140 which consisted of gross proceeds of $1,340 and $200 of equity issuance costs.

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

Following the filing of the 2022 Form 10-K, we are subject to the limitations under General Instruction I.B.6. of Form S-3. and , we filed Amendment No. 3 to the Prospectus Supplement, to reflect the lower maximum offering amount based on the then aggregate market value of our outstanding common shares held by non-affiliates. If our public float increases such that we may sell additional amounts under the Equity Distribution Agreement and the Prospectus Supplement, we will file another amendment to the Prospectus Supplement prior to making additional sales.

Warrants

As of September 30, 2023, the Company had 12,877,361 of its public warrants classified as a component of equity and 4,900,000 of its private warrants recognized as liability. In connection with the Reverse Share Split, the warrants were adjusted in accordance with their terms such that each warrant entitles the holder to purchase 1/30 common share, at an exercise price of $345 per share. The warrants will expire on December 18, 2025, at 5:00 p.m., New York City time, or earlier upon redemption. The Company may redeem the outstanding public warrants at a price of $0.01 per warrant if the last reported sales price of the Company’s common shares equals or exceeds $540.00 per share (as adjusted for share splits, share capitalization, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders. The private warrants were issued in the same form as the public warrants, but they (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis at the holder’s option, in either case as long as they are held by the initial purchasers or their permitted transferees (as defined in the warrant agreement). Once a private warrant is transferred to a holder other than an affiliate or permitted transferee, it is treated as a public warrant for all purposes. The terms of the warrants may be amended in a manner that may be adverse to holders with the approval of the holders of at least a majority 50.1% of the then outstanding warrants.

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
As of September 30, 2023, the Company performed a valuation of the private warrants and as a result recorded a net loss on remeasurement for the three and nine months ended September 30, 2023, of approximately $60 and $5, respectively, in its statement of operations.

As of September 30, 2022, the Company performed a valuation of the private warrants and as a result recorded, in the statement of operations, a net gain on remeasurement for the three and nine months ended September 30, 2022 of approximately $196 and $2,009, respectively.

12. GENERAL AND ADMINISTRATION
The components of general and administrative expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Salaries and benefits	$2,263	$2,781	$7,464	$9,719
Office and administration	736	1,096	2,168	3,169
Professional fees	667	495	2,933	2,893
Share based compensation	52	958	954	2,606
Rent	178	196	564	627
Other (a)	259	(84)	244	(149)
Total	$4,155	$5,442	$14,327	$18,865
(a) For the nine months ended September 30, 2023 and 2022, other general and administrative costs includes freight-out cost of approximately $464 and $454, respectively, related to costs of packaging, labelling, and courier services, respectively.
13. RESTRUCTURING EXPENSE

The Company has been reviewing, planning and implementing various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and optimizing its business model. As part of this process, the Company recorded a restructuring charge related to asset write off, severance, and other related costs during the year 2022. For the nine months ended September 30, 2022, the Company recorded $3,761 of restructuring charge related to asset write off, severance, and other related costs. No such restructuring expense was charged during the nine months ended September 30, 2023.

Our restructuring charges are comprised primarily of costs related to asset abandonment, including future lease commitments, and employee termination costs related to headcount reductions.

14. SHARE-BASED COMPENSATION

Stock-Based Compensation Plans

The Company's 2018 Equity Incentive Plan, 2020 Equity Incentive Plan and Earnout Plan are described in the Company's 2022 Form 10-K.

In connection with the Reverse Share Split, at the Effective Time, the maximum number of Shares issuable under each of the Company’s 2020 Incentive Award Plan, as amended (the “Incentive Award Plan”), and the Company’s 2020 Earnout Award Plan (the “Earnout Plan” and together, the “Plans”) has been equitably adjusted to reflect the Reverse Share Split.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The number of Shares underlying each award of restricted share units (whether vesting based on time or performance) issued under the Plans that were outstanding as of immediately prior to the Reverse Share Split has been ratably adjusted to reflect the Reverse Share Split.

Each award of restricted share units issued under the Earnout Award Plan that vested based on the achievement by the Company of certain threshold Share prices, outstanding as of immediately prior to the Reverse Share Split, has had its Share price targets ratably adjusted to reflect the Reverse Share Split.

The number of Shares underlying stock option awards issued under the Incentive Award Plan that were outstanding and unexercised as of immediately prior to the Reverse Share Split and the exercise price of such stock options has been ratably adjusted to reflect the Reverse Share Split.

Share-Based Compensation Expense

The following table summarizes the Company's share-based compensation expense for each of its awards, included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Share-based compensation award type:
Stock Options	$7	$66	$820	$336
RSUs	45	892	134	2,270
Total Shared Based Compensation Expense	$52	$958	$954	$2,606

The Company recognized share-based compensation expense in general and administrative expense.

Stock Options

The following table is a summary of options activity for the Company’s equity incentive plans for the nine months ended September 30, 2023:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as at December 31, 2022	13,619	$233.46	2.56	$—
Forfeited	(479)	$336.36	—	—
Expired	(4,222)	$320.87	—	—
Balance as of September 30, 2023	8,918	$157.03	1.52	$—
Vested and expected to vest as of September 30, 2023	8,576	$151.33	1.56	$—
Vested and exercisable as of September 30, 2023	7,731	$123.73	1.04	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for all stock options that had exercise prices lower than the fair value of the Company’s common shares.

The share-based compensation expense related to unvested stock options awards not yet recognized as of September 30, 2023 and December 31, 2022, was $166 and $392, respectively, which is expected to be recognized over a weighted average period

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
of 0.95 and 1.0 years respectively.

Restricted Share Units
Time-based Restricted Share Units
The fair value for time-based RSUs is based on the closing price of the Company’s common shares on the grant date.

The following table summarizes the changes in the Company’s time-based restricted share unit activity during the nine months ended September 30, 2023:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2022	45,566	$105.05
Granted	45,251	7.49
Vested	(18,108)	88.96
Canceled/forfeited	(5,602)	43.38
Non-vested as of September 30, 2023	67,107	$48.75

Market-based Restricted Share Units

The Company has previously granted RSUs with both a market condition and a service condition (market-based RSUs) to the Company’s employees. No such market-based RSUs were granted during the nine months ended September 30, 2023. The market-based condition for these awards requires that (i) the Company’s common shares maintain a closing price equal to or greater than $12.50 for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2022 (which condition was met on March 16, 2021) or (ii) the Company's common shares maintain a closing price equal to or greater than $15.00 for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2024. Provided that the market-based condition is satisfied, and the respective employee remains employed by the Company, the market-based restricted share units will vest in four equal annual installments on the applicable vesting date.

The following table summarizes the changes in the Company’s market-based restricted share unit activity during the nine months ended September 30, 2023:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2022	17,632	$384.03
Granted	—	—
Vested	(15)	274.52
Expired	(71)	272.58
Forfeited	(3,874)	393.29
Non-vested as of September 30, 2023	13,672	$382.11
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

Disaggregation of Revenue
Refer to Note 16 Segment Reporting to our unaudited condensed consolidated interim financial statements for the period ended September 30, 2023 included in this Form 10-Q for disaggregation of revenue data.

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

As of September 30, 2023, the Company's deferred revenue, included in current and non-current liabilities was $437 and $nil, respectively.

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
As of September 30, 2023, the Company’s operations were organized in the following two reportable segments:
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

The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (*)	2023	2022 (*)
Segment Net Sales:
Cannabinoid	$1,442	$613	$4,537	$3,166
Non-Cannabinoid	2,378	2,254	8,242	8,842
Total net sales	3,820	2,867	12,779	12,008

Segment Profit (Loss):
Cannabinoid	(2,225)	(2,732)	(6,237)	(11,144)
Non-Cannabinoid	316	95	1,594	1,109
Total segment loss	$(1,909)	$(2,637)	$(4,643)	$(10,035)

Reconciliation:
Total segment loss	(1,909)	(2,637)	(4,643)	(10,035)
Unallocated corporate expenses	(1,706)	(1,424)	(5,835)	(6,801)
Non-cash share-based compensation	(52)	(958)	(954)	(2,606)
Depreciation and amortization	290	(305)	750	(950)
Goodwill impairment	—	(19,000)	—	(19,000)
Loss from continuing operations before income taxes	$(3,377)	$(24,324)	$(10,682)	$(39,392)

Loss on debt extinguishment, net	—	—	—	2,263
Gain on remeasurement of warrant liability	(60)	(196)	(5)	(2,009)
Gain on investment	—	—	—	(6,851)
Impairment investment	3,705	—	3,705	—
Foreign exchange loss	275	669	297	1,144
Interest and amortization of debt issuance cost	5	(58)	23	2,696
Other (income) expense, net	(31)	102	(19)	111
Income (loss) before loss from equity investment	$(7,271)	$(24,841)	$(14,683)	$(36,746)
(*)Prior period numbers are re-stated to exclude discontinued operations to make it comparative with current period numbers.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

The following table disaggregates the Company’s revenue by channel for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Mass retail	$2,618	$1,570	$8,133	$6,065
Distributors	923	927	3,738	4,250
Specialty, health and other retail	107	282	361	1,234
E-commerce	172	88	547	459
Total	$3,820	$2,867	$12,779	$12,008

The following table represents the Company's revenues attributed to countries based on location of customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$2,378	$2,228	$8,242	$8,736
Israel	—	$—	$600	$704
Australia	685	77	1,392	445
Brazil	507	249	1,778	1,169
Germany	59	275	68	722
Other	191	38	699	232
Total	$3,820	$2,867	$12,779	$12,008

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenue of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues				Percentage of Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2023	2022	2023	2022	2023	2022
Customer A (a)	10%	20%	12%	13%	*	18%
Customer B (b)	*	*	*	*	20%	13%
Customer C (b)	11%	*	*	*	*	*
Customer D (b)	*	*	*	*	*	15%
Customer E (b)	13%	*	*	*	15%	10%
Customer F (b)	*	*	*	*	16%	*
Customer G (b)	*	*	*	*	13%	*
* denotes less than 10%

(a) net sales attributed are reflected in the non-cannabinoid segments
(b) net sales attributed are reflected in the cannabinoid segments

During the three and nine months ended September 30, 2023 and 2022, the Company's net sales for the non-cannabinoid segment were in the U.S.; cannabinoid net sales were mostly outside of the U.S., primarily in Israel, Brazil and Australia.

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

The following table disaggregates the Company’s long-lived assets, by segment for the periods presented:

	September 30, 2023	December 31, 2022
Long-lived assets
Cannabinoid	$14,163	$15,308
Non-Cannabinoid	89	155
Total	$14,252	$15,463
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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Loss from continuing operations	$(7,271)	$(18,191)	$(14,683)	(30,160)
Income (loss) from discontinued operations	$2,133	$(1,972)	$1,869	(7,189)
Net loss - basic and diluted	$(5,138)	$(20,163)	$(12,814)	$(37,349)

Denominator:
Weighted-average common shares outstanding - basic and diluted	1,580,456	1,407,419	1,513,575	1,221,107

Net loss per common share - basic and diluted:
Loss from continuing operations	$(4.60)	$(12.93)	$(9.70)	$(24.70)
Income (loss) from discontinued operations	$1.35	$(1.41)	$1.23	$(5.90)

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The Company excluded the following potential common shares, presented based on amounts outstanding as of September 30, 2023 and September 30, 2022, from the computation of diluted net loss per share attributable to common shareholders because including them would have had an anti-dilutive effect:

	September 30, 2023	September 30, 2022
		(a)
SAMA earnout shares	19,007	19,007
Stock options	8,918	14,530
Unvested restricted share units	80,779	77,128
Total	108,704	110,665
Common Stock Warrants (b)	17,777,361	17,840,951

(a) Prior year numbers are adjusted for the Reverse Share Split.
(b) No change in number of warrants due to the Reverse Share Split. In connection with the Reverse Share Split, the warrants were adjusted in accordance with their terms such that each warrant entitles the holder to purchase 1/30 common share at an exercise price of $345 per share.

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

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	Financial Statement Classification	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Operating lease costs:
Fixed lease costs	Operating expenses	$171	$530
Total lease costs		$171	$530

The table above includes amounts relating to the Company's lease costs, which includes net costs recognized in our operating expenses during the period, including amounts capitalized as part of the costs of Inventory, in accordance with ASC 330. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For the three and nine months ended September 30, 2023, cash paid for amounts associated with our operating lease liabilities was approximately $202 and $621, respectively, For the three and nine months ended September 30, 2022, cash paid for amounts associated with our operating lease liabilities were approximately $457 and $1,354, respectively, which were classified as operating activities in the consolidated statement of cash flows

The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of September 30, 2023:

Leases and a reconciliation to the operating lease liabilities as of September 30, 2023
Remainder of Year 2023	$183
2024	370
2025	107
2026	114
2027	113
Thereafter	84
Total future fixed operating lease payments	$971

Less: Imputed interest	$93
Total operating lease liabilities	$878

Weighted-average remaining lease term - operating leases	2.89
Weighted-average discount rate - operating leases	8.0%

CLEVER LEAVES HOLDINGS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

19. DISCONTINUED OPERATIONS

As part of the restructuring activities, the Company conducted a comprehensive review of its production capacity for cannabis extracts. This evaluation led to the decision to scale back on certain extraction capacity and related assets, resulting in asset write-off charges. The Company also approved the shutdown of its cultivation activities in Portugal to preserve cash and improve operating margins. The Company has completed the cessation of its Portuguese flower cultivation, post-harvest processes, and manufacturing activities. Subsequently, the post harvest facility has been sold and preparations are currently underway for the sale of the farm land with the objective of concluding the sale by March 31, 2024.

The company determined that shutdown of Portugal operations met the criteria to be classified as a discontinued operation, and, as a result, its historical financial results are reflected in the Company's financial statements as a discontinued operation and, assets and liabilities were classified as assets and liabilities held for sale.

To provide transparency and facilitate comparison, the table below presents the major line items constituting the pretax profit or loss of the discontinued operations for the three and nine months ended September 30, 2023, and the three and nine months ended September 30, 2022:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Revenue, net		$—	$438	$551	$1,178
Cost of sales		—	(1,456)	—	(3,929)
Gross profit (loss)		—	(1,018)	551	(2,751)
Expenses
General and administrative		584	645	1,430	3,496
Restructuring expenses		—		—	30
Depreciation and amortization		—	203	—	613
Total expenses		584	848	1,430	4,139

Loss from operations		(584)	(1,866)	(879)	(6,890)

Interest (income) expense		14	7	33	24
Gain on sale of assets	—	(2,778)	—	(2,825)
Foreign exchange loss		48	99	44	275
Other income, net		(1)	—	—	—

Net gain (loss)		$2,133	$(1,972)	$1,869	$(7,189)

CLEVER LEAVES INTERNATIONAL INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(In thousands of U.S. dollars, except where otherwise noted and share and per share amounts)
20. COMMITMENT AND CONTINGENCIES

On July 1, 2023, an asset purchase agreement (the “APA”) was entered into by and among (the Company) as guarantor, Clever Leaves Portugal Unipessoal, Lda. (the “Seller” or “Clever Leaves Portugal”), a wholly-owned subsidiary of the Company, and Terra Verde, Lda. (the “Purchaser”), a wholly-owned subsidiary of Curaleaf International, part of Curaleaf Holdings, Inc. Pursuant to the APA, the Purchaser agreed to acquire, and the Seller agreed to sell, certain laboratory and processing equipment for the production of cannabinoid products, as well as informational rights to policies and procedures for the production and manufacture of such cannabinoids that the Seller used in its EU-GMP certified cannabis processing facility in Setubal, Portugal. Under the terms of the APA, the Company has provided a guarantee in case of malfunctioning of the equipment for a period of 12 months expiring July 2024. The total amount of the guarantee will not exceed, in any circumstances, €500 and undertakes the obligation of principal payor renouncing to the benefit of prior foreclosure of the Seller’s assets. The Company considers the probability of requiring payment under the guarantee to be remote. Hence, no liabilities or expenses are recorded in the financial statements.

21. SUBSEQUENT EVENTS

Agreement to sell Investment in Cansativa

On October 17, 2023, Northern Swan, a wholly-owned subsidiary of (the Company), entered into the First Share Purchase and Transfer Agreement (the “SPA”) by and among Northern Swan, as seller, and Cansativa GmbH (“Cansativa”) and EIP Entrepreneurial Investment GmbH (“EIP”), as buyers. Pursuant to the SPA, Northern Swan agreed to sell a total of 3,648 shares of Cansativa, representing its entire interest in Cansativa, of which 3,582 shares were purchased by Cansativa and 66 shares were purchased by EIP, for a total purchase price of approximately €1.8 million ($1.9 million). The Company received the funds in November, 2023.

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

Factors Impacting our Business
We believe that our future success will primarily depend on the following factors:
Globalization of the industry. Due to our multi-national operator model focused on geographic diversification, which distinguishes us from many of our competitors and allows us to scale our production in low-cost regions of the world, our goal is to capitalize in markets where the medical cannabis and hemp industry offers a reasonably regulated and free flow of goods across national boundaries. While certain countries, such as Canada, have historically not welcomed imported cannabis or hemp products for commercial purposes, other countries, such as Germany and Brazil, depend primarily on imports.

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

Strategically expanding productive capacity and manufacturing capabilities. It is beneficial to have low operating costs and to control the production process to generate consistency and quality on a large scale. As we seek to expand into new markets and grow our presence in existing markets, we will need significant investments in cultivation and processing, which will necessitate additional capital. We also aim to increase productive capacity through innovation in cultivation or processing methods, improving yields and output levels of our existing assets. While we believe our core cultivation and extraction operations in Colombia are adequately sized for our current business operations, we will need to expand our operations in Colombia and invest in advanced processing or finished good manufacturing capabilities to match any growth in Cannabis sales and expansion to local products.

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

The following table presents select operational and financial information of the Cannabinoid segment for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,
Operational information:	2023	2022(*)	Change
(In $000s, except kilogram and per gram data)
Kilograms (dry flower) harvested (a) (d)	1,210	1,211	(1)	—%
Costs to produce (b)	$909	$631	$278	44%
Costs to produce per gram	$0.75	$0.52	$0.23	(25)%

Selected financial information:
Revenue	$1,442	$621	$821	132%
Kilograms sold (c)	4,733	577	4,156	720%
Revenue per gram sold	$0.30	$1.08	$(0.77)	(72)%

	Nine Months Ended September 30,
Operational information:	2023	2022(*)	Change
(In $000s, except kilogram and per gram data)
Kilograms (dry flower) harvested (a)	3,060	7,976	(4,916)	(62)%
Costs to produce (b)	$2,624	$2,313	$311	13%
Costs to produce per gram	$0.86	$0.29	$0.57	197%

Selected financial information:
Revenue	$4,537	$3,263	$1,274	39%
Kilograms sold (c)	14,199	6,259	7,940	127%
Revenue per gram sold	$0.32	$0.52	$(0.20)	(38)%
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

During the three months ended September 30, 2023 and 2022 we sold 4,733 and 577 kilograms, respectively, of dry flower equivalent supporting ongoing demand strength for our cannabinoid extracts and continued refining of Colombian flower. For the three months ended September 30, 2023, our Cannabinoid segment sales were primarily in Australia, and Brazil.

During the nine months ended September 30, 2023 and 2022 we sold 14,199 and 6,259 kilograms, respectively, of dry flower equivalent. For the nine months ended September 30, 2023, the increase in cannabinoid revenues was primarily driven by ongoing sales strength for the Company’s extract products, particularly in Brazil, Australia, and Israel.

We harvested 1,210 kilograms of cannabinoids in the three months ended September 30, 2023, as compared to 1211 kilograms in the three months ended September 30, 2022. The harvesting remained constant as compared to the prior period. The Company has continued to add new CBD hemp crops to its harvest cycle to replenish inventory for previously sold extract products, while mainly focusing Colombian harvests on growing THC flower for export.

We harvested 3,060 kilograms of cannabinoids in the nine months ended September 30, 2023, as compared to 7,976 kilograms in the nine months ended September 30, 2022. The decrease was primarily attributable to a decrease in our production capacity at our Colombia facility.

Costs to produce were approximately $0.75 per gram of dry flower equivalent for the three months ended September 30, 2023, as compared to $0.52 per gram of dry flower equivalent for the three months ended September 30, 2022. The increase is attributable to the Company's ongoing extraction and processing costs on existing inventory, along with costs associated with ramping Colombian flower exports.

Costs to produce were approximately $0.86 per gram of dry flower equivalent for the nine months ended September 30, 2023, as compared to $0.29 per gram of dry flower equivalent for the nine months ended September 30, 2022. The increase is attributable to the Company's significantly reduced agricultural output for the first nine months of 2023 and changes in the cultivation techniques to improve the quality and properties of the flower as well as meet more stringent market and regulatory requirements, along with ongoing extraction and processing costs at its Colombian operations.

Recent Developments

Reverse Share Split

On August 24, 2023, the Company effected a one-for-thirty Reverse Share Split of its common shares. All share and per share information in these financial statements has been retroactively adjusted to reflect the Reverse Share Split. No fractional shares were issued in connection with the Reverse Share Split. Instead, each fractional share remaining after completion of the Reverse Share Split that was less than half of a whole share was rounded down and canceled without consideration to the holders thereof and each fractional share that was at least half of a whole share was rounded up to one whole share.

As a result of the Reverse Share Split, at the Effective Time, the number of outstanding Shares was reduced from approximately 45.7 million to approximately 1.5 million.

The Reverse Share Split was effected to, regain compliance with Nasdaq Listing Rule 5550(a)(2), which requires the Company, to maintain a minimum bid price of at least $1.00 per share.

Warrants

As of September 30, 2023, the Company had 12,877,361 of its public warrants classified as a component of equity and 4,900,000 of its private warrants recognized as liability. In connection with the Reverse Share Split, the warrants were adjusted in accordance with their terms such that each warrant entitles the holder to purchase 1/30 common share at an exercise price of $345 per share. The warrants expire on December 18, 2025, at 5:00 p.m., New York City time, or earlier upon redemption. The Company may redeem the outstanding public warrants at a price of $0.01 per warrant if the last reported sales price of the Company’s common shares equals or exceeds $540 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders. The private warrants were issued in the same form as the public warrants, but they (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis at the holder’s option, in either case as long as they are held by the initial purchasers or their permitted transferees (as defined in the warrant agreement). Once a private warrant is transferred to a holder other than an affiliate or permitted transferee, it is treated as a public warrant for all purposes. The terms of the warrants may be amended in a manner that may be adverse to holders with the approval of the holders of at least a majority 50.1% of the then outstanding warrants.

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

As of September 30, 2023, the Company performed a valuation of the private warrants and as a result recorded a net loss on remeasurement for the three and nine months ended September 30, 2023, of approximately $60 and $5, respectively, in its statement of operations.

As of September 30, 2022, the Company performed a valuation of the private warrants and as a result recorded, in the statement of operations, a net gain on remeasurement for the three and nine months ended September 30, 2022 of approximately $196 and $2,009, respectively.
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

Following the filing of the 2022 Form 10-K, we are subject to the limitations under General Instruction I.B.6. of Form S-3and we filed Amendment No. 3 to the Prospectus Supplement, to reflect the lower maximum offering amount based on the then aggregate market value of our outstanding common shares held by non-affiliates. If our public float increases such that we may sell additional amounts under the Equity Distribution Agreement and the Prospectus Supplement, we will file another amendment to the Prospectus Supplement prior to making additional sales.

For the three months ended September 30, 2023, the Company issued and sold after the Reverse Share Split 201,912 shares pursuant to the ATM offering, for aggregate net proceeds of $824 which consisted of gross proceeds of $902 and $78 of equity issuance costs.

For the nine months ended September 30, 2023, the Company issued and sold after the Reverse Share Split 253,898 shares pursuant to the ATM offering, for aggregate net proceeds of $1,140 which consisted of gross proceeds of $1,340 and $200 of equity issuance costs.

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

Results of Operations

Three and nine months ended September 30, 2023 compared to three and nine months ended September 30, 2022

Consolidated Statements of Operations
(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (*)	2023	2022 (*)
Revenue, net	$3,820	$2,867	$12,779	$12,008
Cost of sales:
Cost of sales	(1,614)	(1,013)	(5,286)	(4,532)
Inventory write-down	(264)	(555)	(591)	(1,103)
Cost of sales	(1,878)	(1,568)	(5,877)	(5,635)
Gross Profit	1,942	1,299	6,902	6,373

Expenses
General and administrative expenses	4,155	5,442	14,327	18,865
Sales and marketing expenses	582	615	1,600	2,075
Research and development	292	343	907	1,114
Restructuring expenses	—	(82)	—	3,761
Goodwill impairment	—	19,000	—	19,000
Depreciation and amortization expenses	290	305	750	950
Total expenses	5,319	25,623	17,584	45,765

Loss from operations	(3,377)	(24,324)	(10,682)	(39,392)

Other Expense (Income), net
Interest and amortization of debt issuance cost	5	(58)	23	2,696
Gain on remeasurement of warrant liability	(60)	(196)	(5)	(2,009)
Gain on investment	—	—	—	(6,851)
Loss on debt extinguishment, net	—	—	—	2,263
Impairment investment	3,705	—	3,705	—
Foreign exchange loss	275	669	297	1,144
Other (income) expense, net	(31)	102	(19)	111
Total other expenses (income), net	3,894	517	4,001	(2,646)

Loss before income taxes and equity investment loss	$(7,271)	$(24,841)	$(14,683)	$(36,746)
Deferred income tax (recovery)	—	(6,650)	—	(6,650)
Equity investments share of loss		—	—	64
Net income (loss)	$(7,271)	$(18,191)	$(14,683)	(30,160)

(*)Prior period numbers are re-stated to exclude discontinued operations to make it comparative with current period numbers.

Revenue by Channel

(In thousands of U.S. dollars)
The following table provides our revenue by channel for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Mass retail	$2,618	$1,570	$8,133	$6,065
Distributors	923	927	3,738	4,250
Specialty, health and other retail	107	282	361	1,234
E-commerce	172	88	547	459
Total	$3,820	$2,867	$12,779	$12,008

Revenue

Net revenue increased to $3,820 for the three months ended September 30, 2023, as compared to $2,867 for the three months ended September 30, 2022. The increase was driven by an increase in cannabinoid segment revenues compared to the same period in 2022, and marginal increase in revenues in the non-cannabinoid segment. The increase in cannabinoid segment revenues was primarily driven by ongoing sales strength for the Company’s extract products, particularly in Brazil and Australia. The increase in non-cannabinoid revenues was due to improved demand in the segment’s mass retail channel during the quarter

Net revenue increased to $12,779 for the nine months ended September 30, 2023, as compared to $12,008 for the nine months ended September 30, 2022. . The increase was driven by an increase in the cannabinoid segment partially offsetting a decrease in the non-cannabinoid segment. The increase in net revenue was driven by an increase cannabinoid segment revenues due to ongoing sales strength for the Company’s extract products, particularly in Brazil, Australia, and Israel. The decrease in non-cannabinoid revenues due to continued demand headwinds in the segment’s specialty channel, resulted in lower inventory orders during the nine months ended September 30, 2023.

Cost of sales

Cost of sales increased to $1,878 for the three months ended September 30, 2023, as compared to $1,568 for the three months ended September 30, 2022. Approximately 68% of the increase was due to higher sales volumes and approximately 32% due to customer and product mix differences compared to the year ago period.

Cost of sales increased to $5,877 for the nine months ended September 30, 2023, as compared to $5,635 for the nine months ended September 30, 2022. The increase was primarily due to an increase in inventory provision and inventory write-down related to aged, obsolete or unusable inventory, during the nine months ended September 30, 2023 as compared to the comparable period last year

Operating expenses
(In thousands of U.S. dollars)

	Three months ended September 30,
	2023	2022	Change
General and administrative expenses	$4,155	$5,442	$(1,287)	(24)%
Sales and marketing expenses	582	615	(33)	(5)%
Research and development	292	343	(51)	(15)%
Restructuring expenses	—	(82)	$82	N/A
Goodwill impairment	—	19,000	(19,000)	N/M
Depreciation and amortization expenses	290	305	(15)	(5)%
Total operating expenses	$5,319	$25,623

(As a percentage of revenue)
General and administrative expenses	109%	190%
Sales and marketing expenses	15%	21%
Research and development	8%	12%
Goodwill impairment	—%	N/M
Depreciation and amortization expenses	8%	11%
Total operating expenses	139%	N/M
N/M: Not a meaningful percentage

	Nine Months Ended September 30,
	2023	2022	Change
General and administrative expenses	$14,327	$18,865	$(4,538)	(24)%
Sales and marketing expenses	1,600	2,075	(475)	(23)%
Research and development	907	1,114	(207)	(19)%
Restructuring expenses	—	3,761	(3,761)	(100)%
Goodwill impairment	—	19,000	(19,000)	(100)%
Depreciation and amortization expenses	750	950	(200)	(21)%
Total operating expenses	$17,584	$45,765

(As a percentage of revenue)
General and administrative expenses	112%	157%
Sales and marketing expenses	13%	17%
Research and development	7%	9%
Restructuring expenses	—%	31%
Goodwill impairment	—%	158%
Depreciation and amortization expenses	6%	8%
Total operating expenses	138%	381%
N/M: Not a meaningful percentage
Three months ended September 30, 2023 compared to three months ended September 30, 2022

General and administrative. General and administrative expenses decreased to $4,155 for the three months ended September 30, 2023, as compared to $5,442 for the three months ended September 30, 2022, primarily due to reduced share-based compensation and payroll expenses, reflecting the continued benefits of the cost cutting measures, and restructuring initiatives the Company previously implemented.

Sales and marketing. Sales and marketing expenses decreased to $582 for the three months ended September 30, 2023, as compared to $615 for the three months ended September 30, 2022. The decrease in spending was due to the cost-cutting measures related to our Non-Cannabinoid segment primarily for Herbal Brands.

Research and development. Research and development expenses decreased to $292 for the three months ended September 30, 2023 as compared to $343 for the three months ended September 30, 2022. The decrease is primarily due to the decrease in research and development activities related to our cannabinoid products development and also due to decrease in sample and test consumption.

Restructuring. There was a reversal of restructuring expense of $82 for the three months ended September 30, 2023 which was previously charged in first nine months ended September 30, 2023. There was no restructuring expense or reversal during the three month ended September 30, 2022.

Goodwill impairment: No goodwill impairment was charged for the three months ended September 30, 2023 as compared to $19,000 during the three months ended September 30, 2022 as the goodwill was fully written off during the year 2022.
Depreciation and amortization. Depreciation and amortization expenses decreased to $290 for the three months ended September 30, 2023, from $305 for the three months ended September 30, 2022. The decrease is mainly due to revised estimated useful life of certain fixed assets as mentioned in Note 3 to the financial statements.
Nine Months Ended September 30, 2023 compared to nine months ended September 30, 2022
General and administrative. General and administrative expenses decreased to $14,327 for the nine months ended September 30, 2023, as compared to $18,865 for the nine months ended September 30, 2022, primarily due to reduced share-based compensation and payroll expenses, reflecting the continued benefits of the cost cutting measures, and restructuring initiatives the Company previously implemented.

Sales and marketing. Sales and marketing expenses decreased to $1,600 for the nine months ended September 30, 2023, as compared to $2,075 for the nine months ended September 30, 2022. The decrease in spending was due to the cost-cutting measures related to Non-Cannabinoid segment primarily for Herbal Brands.

Research and development. Research and development expenses decreased to $907 for the nine months ended September 30, 2023 as compared to $1,114 for the nine months ended September 30, 2022. The decrease is primarily due to the decrease in research and development activities related to our cannabinoid products development.

Restructuring. We recorded a restructuring charge of $3,761 related to asset write off, severances, and other related costs for the nine months ended September 30, 2022. No such restructuring expense was charged during the nine months ended September 30, 2023.

Goodwill impairment: No goodwill impairment was charged for the nine months ended September 30, 2023 as compared to $19000 during the nine months ended September 30, 2022 as the goodwill was fully written off during the year 2022.
Depreciation and amortization. Depreciation and amortization expenses decreased to $750 for the nine months ended September 30, 2023, from $950 for the nine months ended September 30, 2022. The decrease is mainly due to revised estimated useful life of certain fixed assets as mentioned in Note 3 to the financial statements.

Non-operating income and expenses
(In thousands of U.S. dollars)

	Three months ended September 30,
	2023	2022 (*)	Change
Interest and amortization of debt issuance cost	$5	$(58)	$63	(109)%
Gain on remeasurement of warrant liability	(60)	(196)	136	(69)%
Investment impairment	3,705	—	3,705	N/M
Foreign exchange loss	275	669	(394)	(59)%
Other expense (income), net	(31)	102	(133)	(130)%
Total	3,894	$517	$3,377	N/M

	Nine Months Ended September 30,
	2023	2022 (*)	Change
Interest and amortization of debt issuance cost	$23	$2,696	$(2,673)	(99)%
Gain on remeasurement of warrant liability	(5)	(2,009)	2,004	(100)%
Gain on investment	—	(6,851)	6,851	(100)%
Loss on debt extinguishment, net	—	2,263	(2,263)	(100)%
Investment impairment	3,705	—	3,705	N/M
Foreign exchange loss	297	1,144	(847)	(74)%
Other expense (income), net	(19)	111	(130)	(117)%
Total	4,001	$(2,646)	$6,647	N/M
(*)Prior period numbers are re-stated to exclude discontinued operations to make it comparative with current period numbers.
Three months ended September 30, 2023 compared to three months ended September 30, 2022

Interest and amortization of debt issuance cost, net. For the three months ended September 30, 2023 interest expense increased to $5, as compared to interest income of $58 for the three months ended September 30, 2022. The interest expense the three month ended September 30, 2023 is related to the increased interest rates for the Portugal and Colombia debt. The Company had interest income, net for the amount of $58 from the cash held in its savings accounts in the three months ended September 30, 2022..

Gain on remeasurement of warrant liability. Gain on remeasurement of warrant liability was $60 for the three months ended September 30, 2023, as compared to a gain of $196 for the three months ended September 30, 2022. The gains are directly attributable to the remeasurement of the warrant liability as of September 30, 2023 and September 30, 2022, respectively, due to the change in the underlying value related to the private warrants during those periods.

Investment impairment: Investment impairment of $3,705 charged in connection with the sale of the Cansativa shares for the three months ended September 30, 2023. The Company compared the subsequent transaction value of the shares sold to the carrying value and the impairment loss of $3,705 was recorded in the consolidated statement of operations during the three months ended September 30, 2023.

Foreign exchange loss. The impact of foreign exchange for the three months ended September 30, 2023 was a loss of $275, as compared to a loss of $669 for the three months ended September 30, 2022. The foreign exchange losses for the three months ended September 30, 2023, were primarily driven by the currency fluctuations of the Euro versus the U.S. Dollar.
Other expense, net. Other expense, net includes items not individually material to our consolidated financial statements.

Nine Months Ended September 30, 2023 compared to nine months ended September 30, 2022
Interest and amortization of debt issuance cost, net. Interest and amortization of debt issuance cost, net for the nine months ended September 30, 2023 decreased to $23, as compared to $2,696 for the nine months ended September 30, 2022. The decrease was primarily due to writing off of debt discount costs recognized in connection with the beneficial conversion factor related to the Catalina LP Convertible Note issued in connection with the Notes Purchase Agreement, dated July 19, 2021 (the “Catalina Note”) and the Loan and Security Agreement, dated May 3, 2019 in the comparable prior year period, which were fully re-paid in the fiscal year ended December 31, 2022.
Gain on remeasurement of warrant liability. Gain on remeasurement of warrant liability was $5 for the nine months ended September 30, 2023, as compared to a loss of $2,009 for the nine months ended September 30, 2022. The gain and loss are directly attributable to the remeasurement of the warrant liability as of September 30, 2023 and September 30, 2022, respectively, due to the change in the underlying value related to the private warrants during those periods.
Gain on investments. Gain on investments for the nine months ended September 30, 2023 was nil, as compared to $6,851 for the nine months ended September 30, 2022. The gain on investments in 2022 was related to the sale of Cansativa shares to an unrelated third-party and the revaluation of the Company's retained interest of the shares still held.
Loss on debt extinguishment, net. Net loss on debt extinguishment was nil for the nine months ended September 30, 2023 compared to $2,263 for the nine months ended September 30, 2022. The loss was primarily related to the debt extinguishment as a result of the amendment of the Catalina Note on January 13, 2022.

Investment impairment: Investment impairment of $3,705 charged in connection with the sale of the Cansativa shares for the nine months ended September 30, 2023. The Company compared the subsequent transaction value of the shares sold to the carrying value and the impairment loss of $3,705 was recorded in the consolidated statement of operations during the nine months ended September 30, 2023.
Foreign exchange loss. The impact of foreign exchange for the nine months ended September 30, 2023 was a loss of $297, as compared to a loss of $1,144 for the nine months ended September 30, 2022. The foreign exchange losses for the nine months ended September 30, 2023, were primarily driven by the currency fluctuations of the Euro versus the U.S. Dollar.
Other expense, net. Other expenses, net includes items not individually material to our consolidated financial statements.

Operating Results by Business Segment
Our management evaluates segment profit/loss for each of our reportable segments. We define segment profit/loss as income from continuing operations before interest, taxes, depreciation, amortization, share-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 16 to our unaudited condensed consolidated interim financial statements for the three months ended September 30, 2023 included in this Form 10-Q.
Revenue by segment
(In thousands of U.S. dollars)

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022 (*)	2023	2022 (*)
Segment Revenue:
Cannabinoid	$1,442	$613	$4,537	$3,166
Non-Cannabinoid	2,378	2,254	8,242	8,842
Total revenue	$3,820	$2,867	$12,779	$12,008

(*)Prior period numbers are re-stated to exclude discontinued operations to make it comparative with current period numbers.

Cannabinoid. Cannabinoid revenue increased to $1,442 for the three months ended September 30, 2023, as compared to $613 for the three months ended September 30, 2022. For the nine months ended September 30, 2023, Cannabinoid revenue increased to $4,537 as compared to $3,166 for the nine months ended September 30, 2022. The increases in cannabinoid segment revenues were primarily driven by increased sales efforts for the Company’s extract products, particularly in Brazil, Australia, and Israel.

Non-Cannabinoid. Non-Cannabinoid revenue increased to $2,378 for the three months ended September 30, 2023, as compared to $2,254 the three months ended September 30, 2022. The increase in non-cannabinoid revenues was due to improved demand in the segment’s specialty channel during the quarter. For the nine months ended September 30, 2023, non-cannabinoid revenue decreased to $8,242 as compared to $8,842 for the nine months ended September 30, 2022. The decrease in non-cannabinoid revenues was due to continued demand headwinds in the segment’s specialty channel, which resulted in lower inventory orders during the nine months ended September 30, 2023.
Segment profit/loss
(In thousands of U.S. dollars)

	Three months ended September 30,		Change
	2023	2022 (*)	$	%
Segment Profit/(Loss):
Cannabinoid	$(2,225)	$(2,732)	507	(19)%
Non-Cannabinoid	316	95	221	233%
Total Segment Loss (a)	$(1,909)	$(2,637)	728	(28)%

	Nine Months Ended September 30,		Change
	2023	2022 (*)	$	%
Segment Profit/(Loss):
Cannabinoid	$(6,237)	$(11,144)	4,907	(44)%
Non-Cannabinoid	1,594	1,109	485	44%
Total Segment Loss (a)	$(4,643)	$(10,035)	5,392	(54)%

(a) For a reconciliation of segment (loss) to loss before income taxes see Note 16 to our unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2023, included in this Form 10-Q.
Prior period numbers are re-stated to exclude discontinued operations to make it comparative with current period numbers.

Cannabinoid — Cannabinoid segment loss decreased to $2,225 for the three months ended September 30, 2023 compared to a loss of $2,732 for the three months ended September 30, 2022, primarily due to the decrease in expenses related to the effective implementation of cost-cutting measures.

Cannabinoid segment loss decreased to $6,237 for the nine months ended September 30, 2023 compared to a loss of $11,144 for the nine months ended September 30, 2022, primarily due to the effective implementation of cost-cutting measures.
Non-Cannabinoid — Non-Cannabinoid segment profit increased to $316 for the three months ended September 30, 2023, compared to a profit of $95 for the three months ended September 30, 2022. The increase was primarily attributable to decreased payroll related costs, sales and marketing costs and marginal increase in revenue
Non-Cannabinoid segment profit increased to $1,594 for the nine months ended September 30, 2023, compared to a profit of $1,109 for the nine months ended September 30, 2022. The increase was primarily attributable to decreased payroll related costs and sales and marketing costs.

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

The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented:
(In thousands of U.S. dollars)

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(9,965)	$(23,969)
Net cash provided by investing activities	2,638	642
Net cash provided by financing activities	818	3,539
Effect of foreign currency translation on cash and cash equivalents	159	(304)
Cash, cash equivalents, and restricted cash beginning of period	12,888	37,699
Cash, cash equivalents, and restricted cash end of period	6,538	17,607
Decrease in cash and cash equivalents	$(6,350)	$(20,092)

Cash flows used in operating activities
The decrease in net cash used in operating activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily the result of decreased operating and other expenses due to implementation of a decrease in our loss on investments, decreased share-based compensation expense and changes in operating assets and liabilities.
Cash flows from investing activities
The increase in net cash provided by investing activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily due to net cash provided by proceeds from the sale of fixed assets from our discontinued operations in Portugal in 2023. During the nine months ended September 30, 2022, net cash provided was primarily due to proceeds from partial sale of equity method of investments as offset by purchase of fixed assets.
Cash flows from financing activities
The decrease in net cash provided by financing activities during the nine months ended September 30, 2023 was primarily driven by the net proceeds from issuance of shares under the Equity Distribution Agreement as offset by repayment of debt. Net cash provided by financing activities during the nine months ended September 30, 2022 was due to issuance of shares as offset by repayment of substantial outstanding debt in the nine months ended September 30, 2022.

Sources of Liquidity

We have historically financed our operations through the issuance of shares, the issuance of convertible debt and cash from operations. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents (excluding restricted cash) of $6,472 and $12,449, respectively, which were held for working capital, repayment of loans and general corporate purposes. This represents an overall decrease of $7,372.

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
Uses of Liquidity
Our primary need for liquidity is to fund working capital requirements, capital expenditures, debt service obligations and for general corporate purposes. Our ability to fund operations, make planned capital expenditures and service debt obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors. Our interim financial statements have been prepared on a going concern basis, which assumes that we will continue to be in operation for the foreseeable future and, accordingly, will be able to realize our assets and discharge our liabilities in the normal course of operations as they come due.

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
Debt

Total debt outstanding as of September 30, 2023 and December 31, 2022 was $1,336 and $1,530, respectively. The debt outstanding as of September 30, 2023 was comprised of our current and non-current portions of borrowings of $477 and $859, respectively, related to the Colombia and Portugal working capital loans. The debt outstanding as of September 30, 2023 was comprised of our current and non-current portions of other borrowings of $477 and $859, respectively, related to the Colombia and Portugal working capital loans. The debt outstanding as of December 31, 2022 was comprised of our current and non-current portions of other borrowings of $465 and $1,065, respectively, related to the Colombia and Portugal working capital loans. For more information refer to Note 10 to our unaudited condensed consolidated interim financial statements for the period ended of September 30, 2023 included in this Form 10-Q.

Portugal Debt

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed €1,000 ($1,213) (the "Portugal Debt"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Debt pays interest quarterly at a rate of Euribor plus 3.0 percentage points.

For the three months ended September 30, 2023 and 2022, the company recognized interest expense of approximately €11 ($12) and €7 ($7), respectively, and repaid principal of approximately €63 ($68) and €63 ($63), respectively, of the Portugal Debt in accordance with the terms of the loan agreement. For the nine months ended September 30, 2023, the company recognized interest expense of approximately €31 ($33) and €22 ($24), respectively, and repaid principal of approximately €188 ($201) and €188 ($200), respectively, of the Portugal Debt in accordance with the terms of the loan agreement. As of September 30, 2023 and December 31, 2022, the outstanding principal balance of the Portugal Debt was €563 ($604) and €875 ($1,076), respectively.

Colombia Debt

Ecomedics S.A.S. has entered into loan agreements with multiple local lenders (collectively, the "Colombia Debt"), under which the Company borrowed approximately COP$5,305,800 ($1,295) of mainly working capital loans. The working capital loans are secured by mortgage of our farm land in Colombia as collateral. These loans bear interest at a range of 10.96% to 12.25% per annum denominated in Colombian pesos. The first payment of the principal and interest was repaid six months after receiving the loan. After the first payment, the principal and interest is repaid semi-annually.

For the three months ended September 30, 2023 and 2022, the Company recognized interest expense of approximately COP$53,145 ($21) and COP$7,809 ($2), respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized interest expense of approximately COP$160,245 ($64) and COP$259,144 ($67) respectively, and repaid principal of approximately COP$222,978 ($53) and COP$875,864 ($213), respectively. For the period ended September 30, 2023, and December 31, 2022, the outstanding principal balance was approximately COP$2,967,844 ($732) and COP$3,471,576 ($725), respectively.

Contingencies
In the normal course of business, we receive inquiries or become involved in legal disputes regarding various litigation matters. Other than as disclosed in Item 1A Risk Factor of this Form 10-Q and except for the matter as discussed below, in the opinion of management, as of September 30, 2023 any potential liabilities resulting from claims we have received would not have a material adverse effect on our consolidated financial statements.

On July 1, 2023, an APA was entered into by and among the Company as guarantor, Clever Leaves Portugal a wholly-owned subsidiary of the Company, as the seller, and Terra Verde, Lda. as the purchaser a wholly-owned subsidiary of Curaleaf International, part of Curaleaf Holdings, Inc. Pursuant to the APA, the Purchaser agreed to acquire, and the Seller agreed to sell, certain laboratory and processing equipment for the production of cannabinoid products, as well as informational rights to policies and procedures for the production and manufacture of such cannabinoids that the Seller used in its EU-GMP certified cannabis processing facility in Setubal, Portugal. Under the terms of the APA, the Company has provided a guarantee in case of malfunctioning of the equipment for a period of 12 months expiring July 2024. The total amount of the guarantee will not exceed, in any circumstances, €500 and undertakes the obligation of principal payor renouncing to the benefit of prior foreclosure of the Seller’s assets. The Company considers the probability of requiring payment under the guarantee to be remote. Hence, no liabilities or expenses are recorded in the financial statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements during the periods presented, other than as discussed above.

Critical Accounting Policies and Significant Judgments and Estimates
See Part II, Item 7, "Critical Accounting Policies and Estimates" in our 2022 Form 10-K. There have been no material changes to our critical accounting policies and estimates since our 2022 Form 10-K except as described below.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of as September 30, 2023. The term "disclosure control and procedures" as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2023 were not effective due to a material weakness as described below.

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

Management Plan to Remediate Material Weaknesses

During the year ended December 31, 2022 and the nine months ended September 30, 2023, we made the following enhancements to our control environment:

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

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weakness described above. Except as noted above, no change to our internal control over financial reporting occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Conditions in Israel, including the recent attack by Hamas, has limited our ability to market and sell our products in Israel and, as a result, may adversely affect our results of operations.

Israel is one of our five key markets. As a result, our business and operations are directly affected by economic, political, geopolitical and military conditions affecting Israel. On October 7, 2023, Hamas militants infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Thereafter, extensive rocket attacks on Israel resulted in a declaration of war by the Israeli government.

The intensity and duration of this war, and its resulting impact on our company, is difficult to predict. Within a matter of days, the value of Israeli currency decreased to the point that its Central Bank took steps to protect it from collapse. These events may imply wider macroeconomic indications of a deterioration in Israel’s economic standing, which may have a negative impact on demand for our products from within the region. Such a decrease in demand would have a material adverse effect on our business and results of operations.

In addition to any potential decrease in demand, distributing our products into the region has become more difficult. In the immediate aftermath of the Hamas attack, many freight companies temporarily halted shipments to Israel. There can be no guarantee that these or other distribution chain disruptions will not occur in the future. Distribution to the region could also incur greater costs as a result of the emergency conditions in the region. Any impact to our distribution logistics and network in the region could have a material adverse effect on our business and results of operations.

The Reverse Share Split may adversely impact the liquidity of our common shares and warrants and may not be effective in facilitating our efforts to maintain compliance with the continued listing requirements of Nasdaq.

The liquidity of our common shares and warrants may be adversely affected by the Reverse Share Split, given the significantly reduced number of common shares that are outstanding following its effectiveness. In addition, there can be no assurance that the trading price of our common shares will remain at or above $1.00 per share.

In addition, the Reverse Share Split has resulted in some shareholders owning “odd lots” of less than 100 common shares on a post-reverse share split basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of 100 shares.

The Reverse Share Split was effected to regain compliance with Nasdaq'sminimum bid price requirement of at least $1.00 per share. However, there can be no assurance that we will maintain compliant with such requirement, or that , we will not become deficient with respect to other Nasdaq listing requirements following, or as a result of, the Reverse Share Split.

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

10.1
Asset Purchase Agreement dated July 1, 2023, by and among Clever Leaves Holdings Inc., Clever Leaves Portugal Unipessoal, Lda. and Terra Verde, Lda. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by on Clever Leaves Holdings Inc. on July 5, 2023)

10.2
First Share Purchase and Transfer Agreement, dated October 17, 2023, by and among Northern Swan Deutschland Holdings, Inc., Cansativa GmbH and EIP Entrepreneurial Investment GmbH (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K file with the SEC by Clever Leaves Holdings Inc.

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

Clever Leaves Holdings Inc.
November 9, 2023
	By:	/s/ Henry R. Hague, III
	Name:	Henry R. Hague, III
	Title:	Chief Financial Officer
(Authorized Officer and Principal Financial Officer)