Form 10-K
period 2023-12-31
Clever Leaves Holdings Inc.
filed 2024-04-01
CIK 1819615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
		Smaller reporting company	☒	Emerging growth company	☐

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

The aggregate market value of the registrant's voting and non-voting common shares held by non-affiliates was approximately $11.9 million as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter (based on a closing price of $6.08 per share as reported by the Nasdaq Stock Market LLC on June 30, 2023). For purposes of this calculation, common shares held as of June 30, 2023, by each of the registrant’s executive officers and directors, as well as shares held by holders of 10% or more of the registrant's common shares known to the registrant, have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of the registrant’s common shares outstanding as of March 19, 2024 was 1,754,795.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to its 2024 annual meeting of shareholders are incorporated by reference into
Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange
Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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
•our ability to achieve our business strategies or to manage our expenses;
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

Our Company

We are a multi-national operator in the botanical cannabinoid and nutraceutical industries, with operations and investments in Colombia, the United States, and Canada. We are working to develop one of the industry’s leading, low-cost global supply chains with the goal of providing high quality, pharmaceutical grade cannabis and wellness products to customers and patients at competitive prices produced in a sustainable and environmentally friendly manner. Our customers consist of retail distributors, pharmaceutical and cannabis companies, and pharmacies.

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

The Company approved a plan to shut down its cultivation activities in Portugal in December 2022 and further approved the wind-down of the entire Portuguese operations in January 2023 to preserve cash and to cease all operations in Portugal. In July 2023, we sold certain laboratory and processing equipment for the production of cannabinoid products, as well as informational rights to policies and procedures for the production and manufacture of such cannabinoids that we used in our EU-GMP certified cannabis processing facility in Setubal, Portugal, which was a key milestone of the wind-down process. On January 26, 2024, we sold certain real property with certain existing furniture and structures in Portugal, which completed the wind-down of our Portugal operations.

In addition to the cannabinoid business, we were also engaged in the non-cannabinoid business of formulating, manufacturing, marketing, selling, distributing, and otherwise commercializing nutraceutical and other natural remedies and wellness products, to more than 20,000 retail locations across the United States, through our wholly owned subsidiary Herbal Brands, Inc. (“Herbal Brands”) for the year ended December 31, 2023.

Our principal operations are in two key geographies:

• Colombia. We believe we have one of the largest licensed production capacity footprints to produce medical cannabis in Colombia with 18 greenhouses creating 1.8 million square feet of cultivation space. We have let our option to acquire additional square feet of agricultural land to lapse. With 6 million square feet of leased or owned land, our greenhouse cultivation can be expanded to approximately 2.5 million square feet at our existing operating site. In 2020, our greenhouses, propagation area, and post-harvest facility were granted Good Agricultural and Collection Practices (“GACP”) certification by Control Union Medical Cannabis Standard (“CUMCS”) which in 2022 was complemented with the Israeli standard certification also by Control Union (“IMC-GAP GACP”). As a quality assurance standard, we believe GACP and IMC-GAP GACP certifications increase our ability to attract customers and enable us to produce pharmaceutical-grade flower and cannabis derived products for domestic and international markets. Our Colombian manufacturing facilities were granted Colombian GMP certification by the National Institute of Surveillance of Pharmaceuticals and Food (Instituto Nacional de Vigilancia de Medicamentos y Alimentos), Colombia’s food and drug regulatory agency (“INVIMA”) in August 2019 and EU GMP certification by the Croatian Agency for Medicinal Products and Medical Devices “HALMED”) in July 2020. Our post-harvest facility also received EU GMP certification in July 2020. With 39 genetic strains of cannabinoids registered in Colombia (and 133 more in our genetics bank which we will seek to register as we test them), we are mainly focused on cultivation, extraction and manufacturing activities. In May 2023, we were GMP certified by the Agencia Nacional de Vigilancia Sanitaria (“ANVISA”), the Brazilian regulatory body. In September 2023 we were granted the EU-GMP re-certification from HALMED, and in December 2023, we received Australian GMP certifications for our facilities in Colombia by the Therapeutic Goods Administration ("TGA"), the regulatory body for health products in Australia. This certification authorizes Clever Leaves to manufacture cannabis products for patients in Australia.

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

Pharmaceutical-grade, GMP-certified production

Our production chain has been awarded good manufacturing practices certifications by the regulatory entities of Colombia, the European Union, Brazil and Australia, which demonstrate compliance with some of the world’s most stringent pharmaceutical quality standards. With GACP and IMC-GAP GACP certified cultivation and EU GMP certified post-harvest and extraction in Colombia, our EU GMP certified product portfolio is distinctive in that it includes active pharmaceutical ingredients (“API”), semi-finished and finished pharmaceutical products. We believe there are a few cannabis companies globally with the breadth of EU GMP certification that we were awarded for cannabis extracts. In December 2023, we were granted Australian GMP certifications for our Colombian facilities by the TGA, the regulatory body for health products in Australia. This certification authorizes us to manufacture cannabis products for patients in Australia. In May 2023 we were also awarded GMP certification by ANVISA, the Brazilian regulatory entity. In September 2023 we were re-certified as EU-GMPcompliant by HALMED, the Croatian authority.

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

The EU GMP certification we received in July 2020 covers the part of the manufacturing process that begins with the trimming of the flower at the cultivation site until packaging, which is conducted at our extraction facility in Colombia. In July 2022 we received EU GMP specifically for the isolation manufacturing process for CBD Crystals by the German authority RP Darmstadt, later included in our EU GMP certification by HALMED upon renewal on September 11, 2023. If we develop a new product that requires a manufacturing process not covered by our existing EU GMP certifications, we must request an audit of the new manufacturing process and its inclusion in our existing EU GMP certifications.

Each EU GMP certification is granted to specific manufacturing processes, conducted under specific conditions and, thus, it is tied to the specific facility where those manufacturing conditions were audited and certified as compliant. The EU GMP certifications we received are valid for three years, which is the maximum validity period, the new period having been extended since September 11, 2023. The EU GMP certifications are renewable upon assessment by EU GMP inspectors. In order to maintain our EU GMP certifications, we are required to comply with the EU GMP Guidelines and may be subject to inspections and information requests by EU GMP inspectors.

Similar to the stringent standards of the EU-GMP certification, the Australian GMP certification from the TGA is intended to ensure the delivery of high-quality medicinal cannabis to patients. It is aimed at safeguarding against product contamination, variations in compound concentrations, mix-ups, incorrect labeling, and other potential issues. This certification is a prerequisite for manufacturing and commercializing cannabis products in the Australian market.

Optimized footprint for long-term

We have operations in Latin America in regards to our cannabinoid products, and in North America with respect to our non-cannabinoid nutraceutical products. Our business model is focused on geographic diversification and optimization, which we believe distinguishes us from many Canadian licensed producers ("LPs"), U.S. multi-state operators ("MSOs") and U.S. single-state operators ("SSOs"), which are commonly confined to one geography and may be reliant on initial market protections afforded by the existing regulatory framework in their respective jurisdictions. Unlike certain Canadian LPs, U.S. MSOs and SSOs, we can scale our production in low-cost regions in Colombia, while maintaining access to some higher value-added end markets such as the EU because of our EU GMP certifications and our global operating network. U.S. MSOs typically construct semi-redundant or incompatible infrastructure due to state specific regulation and licensing and face a variety of legal and operational challenges because cannabis is not legal under U.S. federal law and interstate commerce is prohibited. Although certain Canadian LPs, U.S. MSOs and SSOs may benefit from restrictions on importation of cannabis or hemp from other geographies, creating current market protections, legalization of imported cannabinoid products, should this occur, may create future new opportunities in Canada and the United States for multi-national operator ("MNOs") and create competition for incumbents.

Developing export distribution channels

We continue to build our sales pipeline with businesses in various jurisdictions that have legalized medical cannabis derived products or low THC and hemp derived products. To date, we have had export shipments of our cannabis products for different purposes to Argentina, Australia, Brazil, Canada, Chile, Czech Republic, Denmark, Ecuador, Germany, Israel, Italy, Netherlands, New Zealand, Peru, Poland, Portugal, Slovenia, South Africa, Spain, Switzerland, United Kingdom, United States and Uruguay. Germany, as the largest economy in the EU and a country with public insurance coverage for medical cannabis, is strategically positioned as our launch point for a further expansion into the European cannabis industry.

Advantages from early establishment in Colombia

In Colombia, plant varietals cannot be commercialized until they have been registered with Colombian Agricultural Institute ("ICA"), the Colombian agricultural regulator. We have 43 genetic strains of cannabinoids registered in Colombia. Prior to

December 2018, cannabis strains were subject to a more streamlined regulatory registration process by ICA. A cannabis producer entering the Colombian cannabis industry today would likely be required to comply with more stringent and lengthy genetics registration and quarantine protocols.

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

Our relatively long-term presence in Colombia and established track record with Colombian regulators has contributed to our receipt of some of the country’s first and largest quotas for the cultivation and extraction of high-THC cannabis products. In September 2020, the Colombian National Government declared our company as a National Strategic Interest Project (“PINE”), which means that Colombian governmental institutions will attempt to expedite processes, permits and documentation for Clever Leaves. In 2019, we were the first medicinal cannabis company to receive Colombian GMP certification by INVIMA. These achievements, along with the EU GMP certifications of our post-harvest and manufacturing sites in 2020, paved the way to become the first Colombian-based manufacturer to export commercial batches of EU GMP certified cannabis-based APIs to Europe in late 2021.The EU-GMP was renewed in 2023 after the facilities being inspected by HALMED, the Croatian regulatory agency.

Talented and experienced leadership with operational and regulatory expertise

Our Company is led by a highly knowledgeable management team of experienced professionals.

Andres Fajardo serves as our Chief Executive Officer ("CEO"), and a member of the Board. He has more than 20 years of management experience, having served as CEO of IQ Outsourcing, a leading Colombian business processing firm, and as a principal member at Booz & Company.

Julian Wilches, our Chief Regulatory Officer, brings extensive regulatory experience as he previously served as Director of Drug Policy for the Colombian Ministry of Justice and Law.

Henry Hague III, our Chief Financial Officer, brings extensive experience in providing financial leadership to various public and private entities in the pharmaceutical, biomedical, and cannabinoid industries.

Georgette Otero, our new General Counsel and Corporate Secretary, leads our global legal and compliance function, while also leading our international regulatory department since 2018. Georgette’s experience includes extensive in intellectual property and regulatory strategic counsel to diverse industries with a focus on pharmaceuticals, at an international law firm where she was a partner.

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

Our Strategy for Growth

We plan to utilize our existing infrastructure in Colombia and make future incremental investments to drive sales growth in the cannabis markets globally. We aspire to build a leading international low-cost and pharmaceutical-grade cannabinoid company through the following strategies:

Securing strategic partnerships

Our business model is focused on partnering with leading and emerging cannabis and pharmaceutical businesses by providing them with lower cost product, variable cost structures, reliable supply throughout the year, and accelerated speed to market. We believe this is achievable due to our production location in Colombia, capacity, product registrations and various product certifications.

Expanding our sales and distribution footprint

We believe that our Colombian production footprint will allow us to take advantage of the opportunities arising from the global cannabis industry.

Our primary distribution channels are for wellness products and pharmaceutical products. We structure our sales efforts regionally into Australia, Germany, Israel, Latin America, the United Kingdom, the United States and rest of the world. Within each sales channel, there are a variety of products that we are licensed to manufacture and sell under various distribution arrangements. Our distribution of cannabis products to date consists of export shipments for commercial or research purposes to Argentina, Australia, Brazil, Canada, Chile, Czech Republic, Denmark, Ecuador, Germany, Israel, Italy, Netherlands, New Zealand, Peru, Poland, Portugal, Slovenia, South Africa, Spain, Switzerland, United Kingdom, United States and Uruguay. However, we anticipate that our Colombian GACP, IMC-GAP GACP, GMP, AU GMP and EU GMP certifications will allow us to expand our pharmaceutical distribution channel, which typically has a higher margin but a longer sales cycle.

We are focused on expanding in the following main geographies: Australia, Brazil, Germany, Israel, the United Kingdom, and the United States.

• Australia: Our extracts and API sales from Colombia have been increasing to established cannabis companies in Australia. . In 2023 we initiated sales of our first strain of Colombian-grown cannabis flower into the country. We expect Australia to be one of the largest markets for Colombian flower in 2024.

• Brazil: We have been generating final product sales under the “Compassionate Use” legal framework. We have also worked with our partners in Brazil and to date there are 6 Clever Leaves products with a special marketing authorization under the RDC 327 (Cannabis Framework), which allows us to import and distribute products in Brazil. Our first product registration was granted in November 2021, and five additional products in our portfolio have received special marketing authorization under RDC 327. We have been shipping product under RDC 327 since Q1 2022.

• Germany: Distribution of medical cannabis products in Germany is regulated by the German national and federal pharmaceutical regulators. Cannabis products are prescribed by traditional and specialist physicians and fulfilled by pharmacies. The pharmacy industry is fragmented by law, with limits on ownership of multiple pharmacy locations. Imports of cannabis into Germany is facilitated by a limited set of licensed importers and distributors. In order to navigate the challenges of entering the German market and reducing our reliance on German import partners, we executed a strategic investment in an EU GDP and EU GMP certified German distributor, Cansativa GmbH ("Cansativa"). However, in 2023, we sold our holdings in Cansativa for approximately €1.8 million. See Note 7 to our audited consolidated financial statements for the year ended December 31, 2023 included in this Form 10-K for more information. In Germany, we are actively commercializing API and finished products, establishing licensing partnerships with local and regional companies which includes a global pharmaceutical company. We expect Germany to be one of the largest markets for Colombian flower in 2024.

• Israel: Our API product - sales grew since April 2020 until Q3 of 2023. In 2024, we expect Israel to start selling our Colombian flower into the market and expect it to grow significantly into 2025. In 2022 we signed an agreement with Intercure to import and distribute our products in the country.

• United Kingdom: We commenced shipment of oral solutions into the UK market during 2023 and expect to expand in 2024. We have already setup commercial and regulatory pathways to the market.

• United States: In 2023, our distribution in the United States was comprised of primarily Herbal Brands nutraceutical products. Either directly or through distributors, we distribute Herbal Brands products to more than 20,000 retail locations in the United States, which includes specialty and health retail stores. Subsequent to year end, we entered into a stock purchase agreement on March 21, 2024, to sell Herbal Brands. See Note 22 to our consolidated financial statements for the year ended December 31, 2023 included in this Form 10-K for more information.

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

In February 2022, the Colombian government passed a regulation that defines the procedures to begin cultivating cannabis for exporting the flower for medicinal use. We believe this represents a significant opportunity for our Company. We believe that our GACP, IMC-GAP GACP, Brazilian GMP,Australian GMP and EU GMP certifications for the sale of cannabis flower and cannabis derivatives positions us to benefit from this significant regulatory change.

We have seen an emergence of interest in products derived from hemp or cannabis that have non-detectable or ultra-low levels of THC. These products may be compliant with a broader range of regulations to facilitate CBD or other hemp-derived botanical products. Expanding our capacity for THC removal could yield additional demand from our customers.

We also closely monitor the regulation of cannabinoid products in the United States. To date, we have imported cannabis and cannabinoid products from Colombia and Portugal, some of them with explicit import permits from the U.S. DEA for research purposes, and under the Farm Bill for product development purposes. However, evolving regulation surrounding the 2018 Farm Bill, by the FDA for CBD or around the legalization of broader cannabis use for medical or other purposes, may create the opportunity either for imports from Colombia and/or the commercialization of cannabis and cannabinoid products in the United States.

We are also closely monitoring the regulatory developments in the following countries, among others,which may represent actual markets for our products in the coming years:

a.France: National Assembly approved the 2024 Social Security Financing Bill, including the amendment on medical cannabis.
b.Spain: The Ministry of Health confirmed in late December that they expect to have a regulatory framework for medicinal cannabis “in the next months” based on the draft elaborated by the State Agency of Medicines and Medical Devices AEMPS).

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

Our Products

Our product portfolio has historically been split into two primary categories: nutraceuticals and cannabis/cannabinoids. Subsequent to year end, we through our wholly owned subsidiary sold our non cannabinoid business segment comprised of nutraceutical and other natural remedies, wellness products, detoxification products, and nutritional and dietary supplements. See Note 22 to our consolidated financial statements for the year ended December 31, 2023 included in this Form 10-K for more information.

Nutraceuticals

Our nutraceutical products consist primarily of a variety of beverage and powder products. These products primarily include cleanses or other wellness products. We provide a limited amount of contract manufacturing for other nutraceutical companies that produce similar products.

Cannabis/Cannabinoids

The growth of our cannabis/cannabinoid product portfolio is a significant focus area, and it emphasizes business to business solutions for our customers. We generally categorize our products as flower or extracts and offer both bulk raw materials (APIs) and finished products.

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

High-THC Flower. Our flower with high levels of THC is commonly referred to as cannabis and is often considered to be psychoactive. We cultivate cannabis in Colombia where we process our high THC flower into extract products for future distribution in Colombia and internationally. In addition, we are now exporting high THC flower. In 2023, we exported high THC cannabis flower (i) for commercial purposes to Australia, Germany and Portugal, and (ii) for research purposes to Germany and Australia, among others.

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

Our extracts are generally classified as containing either low, balanced or high levels of THC. Usually the regulatory requirements applicable to each product are more stringent as the level of THC increases. Extracts with low levels of THC can be commercialized in some countries more readily without requiring as many approvals, such as quotas or import and export permits, while extracts with high levels of THC are classified and regulated as controlled substances and subject to more stringent regulatory requirements, including production quotas, import and export permits, and product specific certifications.

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

Operational Overview

Genetics

In Colombia, plant varietals cannot be commercialized until they have been registered with ICA, the Colombian agricultural regulator. In Colombia, we have registered 43 genetic strains of cannabinoids and we are currently planning to increase this number. We have also partnered with third parties to use their strains as a tool to complement our current portfolio. We continue to optimize the use of these strains for our specific cultivation environment and have substantially increased our productivity as measured by weight per plant since our initial harvests.

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

Our Colombian cultivation operations benefit from the following certifications:

• In May 2020, some of our Colombian cultivation operations, representing approximately 100,000 square feet of propagation and nursery areas, approximately 400,000 square feet of our vegetative and flowering greenhouses, and approximately 20,000 square feet of our post-harvest and processing facility, were granted GACP certification by the Control Union Medical Cannabis Standard ("CUMCS"). This certification is recognized globally and certifies that our production complies with CUMCS’ guidelines for quality and consistency based on a review and approval of our trained personnel practices, use of qualified equipment, and documentation and approval procedures. In addition, we operate under procedures to produce crops free of heavy metals and agrochemicals, an important differentiator for our business because of the safety measures required for pharmaceutical manufacturing. We obtained the GACP certification for an additional 14 greenhouses in November 2020 thereby, completing the certification process for all 18 of our greenhouses in Colombia.

• In July 2020, we received our EU GMP certifications from HALMED for our post-harvest facility on our cultivation site as well as for our manufacturing processes at our extraction facility, both in Colombia. EU GMP certification is an essential requirement for exporting medical cannabis for commercial and medicinal purposes to European countries, including but not limited to Germany, and the United Kingdom. The EU GMP certifications were renewed in September 2023, after the inspection of HALMED, the Croatian Authority.

•In June 2022 and in addition to our CUMCS-GACP certification we received the IMC-GACP certification also provided by Control Union and which is the standard required by the Israeli market.

•In July 2022, we received the EU GMP certification from RP Darmstadt, including the CBD crystallization process.

•In December 2023, we received the Australian GMP certifications from the TGA.

Since our decision to shut down our cultivation activities in Portugal in December 2022 and following the wind down of our entire Portuguese operations in January 2024, our cultivation operations are focused on Colombia, which benefits from the following key advantages:

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

• The Colombian agronomical conditions result in lower expansion costs compared to those of Canadian, European and U.S. competitors;

• The regulatory framework for cannabis and hemp operations is relatively well-established and was recently updated, providing more competitive advantages, in the context of a global highly regulatory-driven industry;

• Colombia has a lower cost of living, labor and construction compared to costs in the United States, Europe and Canada; and

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

In July 2020, our Colombian extraction facilities also received EU GMP certifications from HALMED. Our EU GMP certifications are distinctive in that they cover API, semi-finished and finished cannabis products. EU GMP certification is often a required qualification for the European market, which adheres to strict pharmaceutical quality standards, and for other markets that accept EU GMP certification within their territories.

In July 2022 The Colombian extraction facility received the EU GMP certification for the crystallization process of the CBD, issued by the RP Darmstadt, the regional authority in Frankfurt, Germany. In September 2023 the crystallization process was included by HALMED in our EU GMP recertification.

In May 2023, the Colombian facility received the Brazilian Certificate of Good Manufacturing Practice granted by the ANVISA.

In December 2023, the Colombian facilities received the Australian Certificate of GMP Compliance for the purposes of Therapeutic Goods Order 93 granted by the TGA.

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

Brands
Our largest brands in terms of revenue for the year ended December 31, 2023 were those managed by Herbal Brands.

Strategic Investments

We seek to partner with several value-add companies to develop and strengthen market access and global reach. From time to time we have made, and may in the future make, strategic investments in developing companies. In December 2018, we made an initial investment into Cansativa, one of the largest German GMP and GDP certified pharmaceutical cannabis importers and distributors. In 2023 we sold our holdings in Cansativa for approximately €1.8 million ($1.9 million).

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

The Ministry of Justice is responsible for the evaluation of documents, the issuance of licenses to handle seeds, to grow psychoactive and non- psychoactive cannabis and to follow up with licensees for the compliance of all the requirements and reports..

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

Allocation of Quotas to Licensed Companies

Quotas for breeding, sowing and cultivating psychoactive plants are allocated by the Ministry of Justice, based on a pre-authorized or simultaneously approved manufacture quota which is granted by the FNE based either on written commercial agreements or letters of intention with customers that reflect estimated sales for the next calendar year, or on production history of the licensee. Ordinary Quotas are granted for two years, extendable for three. Supplementary Quotas (fast track quotas for small/standardized quantities) are granted for one a year. To apply for a quota an applicant must have the relevant licenses for psychoactive cannabis. After receiving quotas for cultivation and manufacture, licensees are subject to several reports to guarantee traceability in front of the regulating bodies.

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

Export Permits

The export of controlled substances and products (including raw material, pharmaceutical products and phytotherapeutics) outside Colombia requires an export permit issued by the FNE. The FNE grants (i) non-control certifications for general exports of cannabis products below the 0.2% THC limit and for cannabis derivatives below the 1% THC limit, if these products are considered non-controlled in the country of destination, and (ii) export permits based on the corresponding import permits issued by the authority of the destination country.

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

The regulations with respect to medical cannabis vary greatly amongst member states. While some EU member states have adopted specific legal provisions and frameworks governing the distribution and use of medical cannabis, including Germany,

Czech Republic, Poland, Italy, Malta and Portugal, the status of medical cannabis in other member states remains unclear and is developing. By late 2023, regulatory changes for medicinal cannabis were announced in France and Spain.

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

The following sections describe the legal and regulatory landscape in Germany, the EU member state in which the Company conducts its main commercial efforts for the extracts portfolio.

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

The Act on the Amendment of Narcotic Drugs and Other Regulations (Gesetz zur Änderung betäubungsmittelrechtlicher und anderer Vorschriften) which came into force on March 10, 2017, introduced an exception to allow the prescription and trade of cannabis for medical purposes. Prior to March 2017, the import of cannabis was not permitted, and pharmacies could request medical cannabis from abroad for specific patients only in exceptional circumstances (upon medical prescription), subject to a special case-by-case approval issued by BfArM. Since March 2017, cannabis cultivated for medical purposes outside Germany can be imported and marketed in Germany by private companies provided they have obtained all relevant licenses that must be in line with the Single Convention and that the products comply with all the technical and quality requirements. In late 2023, The European Pharmacopoeia released monographs detailing standards for cannabis flowers and CBD isolate, establishing clear criteria for the quality of these products. This monographs are poised to serve as the foundation for ensuring the quality of medicinal cannabis and will enter in force in July 2024.

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

In July 2020, Clever Leaves received EU GMP certifications from HALMED allowing Clever Leaves’ pharmaceutical post-harvest facility and laboratory located outside Bogota, Colombia, to produce API, semi-finished and finished cannabis products for medical purposes. In July 2022 the Colombian extraction facility received the EU GMP certification for the crystallization process of the CBD, issued by the RP Darmstadt, the regional authority in Frankfurt, Germany. Then in September 2023 the crystallization process was included by HALMED in our EU GMP re-certifications.

Regulatory Framework in the United States

While Clever Leaves owns a U.S. business that manufactures and distributes health and wellness products in the United States, neither Clever Leaves or any of its subsidiaries currently engage in the cultivation, distribution, sale or possession of medical or adult use cannabis in the United States and, as such, are not required to obtain licenses related to such activities under any state law. However, we have imported cannabis and cannabinoid products from Colombia through explicit import permits from the U.S. DEA for research purposes and under the Farm Bill for product development purposes.

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

Regulatory Framework in Canada

Canada has federal legislation which uniformly governs the cultivation, distribution, sale and possession of cannabis under the Cannabis Act (Canada). While Clever Leaves is incorporated under the laws of British Columbia, neither Clever Leaves or any of its subsidiaries currently engage in the cultivation, distribution, sale or possession of cannabis in Canada and, as such, are not required to obtain licenses related to such activities under the Cannabis Act. We have previously received three import permits from Health Canada for the import of cannabis for research purposes and are currently pursuing commercial import permits in compliance with the Cannabis Act.

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

Clever Leaves focuses on Sustainable Development Goals by promoting decent work and economic growth through prioritizing local employment, achieving gender equality through initiatives supporting women's employment and family welfare, conserving water resources via advanced irrigation and wastewater treatment, and reducing carbon footprint by declaring carbon neutrality and implementing sustainable waste management practices.

Human Capital Resources

As of December 31, 2023 we had approximately 296 employees. Our workforce is diversified across multiple locations with 88%, 11%, and 1% of our employees located in South America, North America and Europe/Other respectively. We believe that our entrepreneurial, decentralized, and diversified work environment have contributed to our success. We also believe that our ability to retain our workforce is dependent on our ability to foster an environment that is sustainably safe, respectful, fair, and inclusive and promotes diversity, equity, and inclusion inside and outside of our business. We are not party to any collective bargaining agreements, and we believe we have a good relationship with our employees. Our Board of Directors guides the implementation of our corporate mission, vision, and values as an important element of risk oversight because our people are integral to the success of our corporate strategy. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

We have had operating losses, including a net loss attributable to the Company's common shareholders of $17.9 million in the year ended December 31, 2023, and negative cash flows from operations since inception. We may never become profitable and, if we do, may not maintain profitability. We expect to continue to incur losses from operations, including due to costs associated with commercialization, marketing and production activities, and compliance with regulatory requirements. We will need to raise substantial funds to continue to operate, which may not be available on acceptable terms, or at all.

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

There is substantial doubt about our ability to continue as going concern. As of December 31, 2023, we had an accumulated deficit and cash and cash equivalents of $198.8 million and $6.8 million respectively, which our management believes will be insufficient to meet our obligations as they become due within twelve months from the date our consolidated financial statements were issued. We have had operating losses and negative cash flows from operations since inception, and expect to continue to incur net losses for the foreseeable future. Our audited consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If we are unable to continue as a going concern, our shareholders would likely lose some or all of their investment in our securities.

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

Our business is dependent on our timely access to transportation, raw materials, packaging, supplies and equipment, some of which we source from other countries. Our third-party suppliers, manufacturers, engineers, contractors and distributors may elect, at any time, to decline or withdraw supplies and services necessary for our operations. Any significant interruption, price increase including as a result of inflationary pressures, or other negative change in the supply or distribution chain could curtail or preclude our ability to continue production, sales and distribution of our products, which has and may continue to materially impact our business, financial condition and results of operations.

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

Our cultivation operations consume considerable energy, which makes our company vulnerable to rising energy costs and the availability of stable energy sources. Accordingly, rising or volatile energy costs, including those due to the ongoing military conflict between Russia and Ukraine and unrest in the Middle East, including as a result of the conflict in Gaza, or our inability to access stable energy sources, may have a material adverse effect on our business, financial condition and results of operations.

Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

Recent disruptions to the global economy have impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We took steps to minimize the impact of these disruptions in lead times and increased costs by working closely with our suppliers and other third parties on whom we rely for the conduct of our business. While supply chains have stabilized, there is no guarantee that similar disruptions will not occur in the future. Despite the actions we have undertaken or may have to undertake to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain will not have a material adverse effect on our business, financial condition and results of operations.

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

Legalization of the sale to adults of recreational, non-medical cannabis in any country may increase competition in the medical cannabis market. For example, in October 2022, President Biden granted a pardon to people convicted of simple marijuana possession under U.S. federal law and called on the Secretary of Health and Human Services and the Attorney General to review how marijuana is scheduled under U.S. federal law. Additionally, it was recently announced that Germany may legalize self-cultivation and cannabis clubs for adult use, as well as initiate a second phase of the legalization process by allowing some pilot projects in different regions. Both countries currently have heavy regulations around medicinal cannabis and high-quality standards, making cannabis costly to produce. At the same time, adult use programs may deter medical cannabis patients from going through the process of obtaining a prescription. We may not be able to achieve our business plan in a highly competitive market where recreational, adult-use cannabis is legal, or the market may experience a drop in the price of cannabis and cannabis products over time, decreasing our profit margins.

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

Additionally, we have identified a material weakness in our information technology general controls. These controls over user access to certain information technology systems that support our financial reporting process were not properly designed and implemented. Any security breach could compromise our networks, and the information contained therein could be improperly accessed, disclosed, lost or stolen. Because techniques used to sabotage, obtain unauthorized access to systems or prohibit authorized access to systems change frequently and generally are not detected until successfully launched against a target, we may not be able to anticipate these attacks nor prevent them from harming our business or network. Any unauthorized activities could disrupt our operations, damage our reputation, be costly to fix or result in legal claims or proceedings, any of which could adversely affect our business, reputation or results of operations.

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

Our business is not diversified.

Larger companies have the ability to manage their risk through diversification. Our business lacks such diversification. Our Herbal Brands business in the United States, a nutraceutical business, which generated [62.35]% and [71.18]% of our revenue for the years ended December 31, 2023 and 2022, respectively, was sold subsequent to year end in March 2024. As a result, we could potentially be more impacted by factors affecting the cannabinoid industry in general and us in particular than would be the case if our business was more diversified, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our recent completion of the wind-down of our operations in Portugal has further reduced our ability to manage risk through diversification since, as a result, we are solely reliant on our operations in Colombia for cannabinoid cultivation and production.

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

There is currently not an established market price for cannabis and the price of cannabis is affected by numerous factors beyond our control. Cannabis and hemp products are subject to end market price erosion in several markets in which we compete. Consequently, profitability is sensitive to fluctuations in wholesale and retail prices caused by changes in supply (which itself depends on other factors such as weather, fuel, equipment and labor costs, shipping costs, economic situation and demand), taxes, government programs and policies for the cannabis industry (including price controls and wholesale price restrictions that may be imposed by government agencies responsible for the sale of cannabis), and other market conditions, including pricing in the illicit market, all of which are factors beyond our control. Our operating income may be significantly and adversely affected by a decline in the price of cannabis and hemp.

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

Specifically, in order to commercialize certain pharmaceutical classes of products in Colombia, we need to have GMP certifications for our facilities in Colombia. Because these certifications apply to specific manufacturing processes, were conducted under specific conditions, and are tied to specific facilities, if the facilities are damaged, destroyed or need to be moved, we cannot assure that the authorities will issue GMP certification for any new facility. In addition, in some countries, certain certifications are also required for the sale of our products. Failure to obtain these certifications could limit our ability to sell our products in these countries.

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

We operate mainly in Colombia, and the United States, while our commercial efforts are focused in Australia, Brazil, Israel and Europe. Our operations and marketing initiatives expose us and our representatives, agents and distributors to risks inherent to operating in foreign jurisdictions that could materially adversely affect our business, financial condition and results of operations. These risks include (i) country-specific taxation policies, and potential additional tax liabilities resulting from changes to tax regulation and interpretation, (ii) imposition of additional foreign governmental controls or regulations, (iii) export and import and permits, registrations and license requirements, (iv) changes in tariffs and other trade restrictions, (v) international trade barriers due to national or international policies, (vi) complexity of collecting receivables and managing cash receipts in a foreign jurisdiction and (vii) government economic interventions.

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

We may not be able to obtain import permits in the destination countries or export permits in Colombia in a timely manner or of the required quantities

International trade of cannabis requires, for the most part, import permits from the destination countries and export permits from Colombia. Authorities in receiving countries and in Colombia may fail to deliver import or export permits respectively on time (as defined in regulation) resulting in delayed revenues and potentially lost sales and product. Permits can also be issued with quantities that are below the requested amount potentially resulting in delayed or lost revenues. These situations could have a material adverse impact on our business, financial condition and operating results.

We may be subject to global or regional economic crises, particularly in the emerging markets in which we operate.

Global or regional economic crises could negatively affect investor confidence in emerging markets or the economies of the countries in which we operate. A significant decline in economic growth or a sustained economic downturn for any one of our operating jurisdictions’ major trading partners (including the EU, the United States, and Latin American countries) could have a material adverse impact on the balance of trade and remittances, resulting in lower economic growth. Global economic downturns, such as that resulting from the ongoing military conflict between Russia and Ukraine and economic sanctions related thereto, have adversely affected, and could continue to adversely affect, the global economy and cause instability in the regions in which we operate. In addition, regional economic crises, such as the ongoing conflict in Gaza, may impact our ability to carry out our commercial efforts ways that are difficult to predict.

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

Conditions in Israel, including the attack by Hamas, has limited our ability to market and sell our products in Israel and, as a result, may adversely affect our results of operations.

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

The intensity and duration of this war, and its resulting impact on our company, is difficult to predict. Within a matter of days, the value of Israeli currency decreased to the point that its Central Bank took steps to protect it from collapse, although it has since largely stabilized. These events may imply wider macroeconomic indications of a deterioration in Israel’s economic standing, which may have a negative impact on demand for our products from within the region. Such a decrease in demand would have a material adverse effect on our business and results of operations.

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

We effected a one-for-thirty reverse share split of our common shares (the “Reverse Share Split”), in August 2023.The Reverse Share Split may adversely impact the liquidity of our common shares and warrants and may not be effective in facilitating our efforts to maintain compliance with the continued listing requirements of Nasdaq.

The liquidity of our common shares and warrants may be adversely affected by the Reverse Share Split, given the significantly reduced number of common shares that are outstanding following its effectiveness. In addition, there can be no assurance that the trading price of our common shares will remain at or above $1.00 per share.

Following the Reverse Share Split, the market price of our common shares may not attract new investors or satisfy the investing requirements of those investors. As a result, the trading liquidity of our common share may not necessarily improve.

In addition, the Reverse Share Split has resulted in some shareholders owning “odd lots” of less than 100 common shares on a post-reverse share split basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of 100 shares.

The Reverse Share Split was effected to regain compliance with Nasdaq's minimum bid price requirement of at least $1.00 per share. However, there can be no assurance that we will maintain compliant with such requirement, or that , we will not become deficient with respect to other Nasdaq listing requirements following, or as a result of, the Reverse Share Split.

The market price of our securities has been volatile and may be volatile in the future, and, as a result, investors in our securities could incur substantial losses.

Our common shares and warrants began trading on Nasdaq on December 18, 2020 in connection with the closing of the business combination with Schultze Special Purpose Acquisition Corp. and Novel Merger Sub Inc. During the year ended

December 31, 2023, the high and low closing prices for our common shares were $16.95 and $1.87, respectively, with an intraday high and low of $17.25 and $1.72 in each case, on a post-Reverse Share Split basis, respectively. In 2024, through the date of this Form 10-K, the high and low closing prices of our common shares were $4.42 and $2.08, respectively, with an intraday high and low of $4.71 and $2.00, respectively. We have experienced price volatility in our stock, which could cause investors to experience losses on their investment in our securities.

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

As of March 19, 2024, we had 1,754,795 common shares and 12,877,361 warrants to acquire common shares issued and outstanding. Subject to the requirements of the Business Corporations Act (British Columbia) (“BCA”), our Articles authorize us to issue common shares and rights relating to our common shares for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. There are 212,793 common shares reserved for issuance under the 2020 Plan, subject to adjustment in certain events. We issued and sold 253,898 shares on a post-Reverse Share Split basis for the year ended December 31, 2023, and may continue to issue shares under our “at-the-market” (“ATM”) program pursuant to our effective shelf registration statement on Form S-3 (the “Shelf Registration Statement”). Any common shares issued or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by you.

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

In addition, we may attempt to obtain financing or to further increase our capital resources by issuing additional common shares or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or preferred shares. To facilitate such financing, we have the Shelf Registration Statement on file with the SEC, which includes a prospectus supplement for an ATM offering. To date, no shares have been issued and sold following Reverse Share Split basis pursuant to the ATM Prospectus. Future acquisitions could require substantial additional capital in excess of cash from operations. We may obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.

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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to successfully remediate these material weaknesses in our internal control over financial reporting, it could have an adverse effect on our company.

Section 404 of the Sarbanes-Oxley Act requires our management to furnish a report on the effectiveness of our internal control over financial reporting. The applicable rules require us to disclose any material weaknesses in our internal control over financial reporting. As initially reported in our Annual Report on Form 10-K for the year ended December 31, 2020, management determined that we did not design and maintain an effective control environment, specifically around (a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and to allow for proper segregation of duties; (b) lack of structures, reporting lines and appropriate authorities and responsibilities to achieve financial reporting objectives; and, (c) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls. Additionally, in 2023 an additional material weakness was identified regarding user access over certain information technology systems that support our financial reporting process.

In an effort to remediate the material weaknesses in our internal control, we hired additional accounting and finance personnel, including Accurax, an outsourcing firm through which we hired an SEC Reporting Manager and a Senior Accountant. Due to funding limitations, additional hiring is challenging and we have no plans to hire additional personnel unless absolutely necessary. We have also retained external consulting firms to provide additional depth and breadth in our technical accounting and financial reporting capabilities. We intend to continue this arrangement until additional permanent technical accounting resources are identified and hired. We intend to formalize our policies and procedures surrounding our financial close, financial reporting and other accounting processes. We intend to further develop and document necessary policies and procedures regarding our internal control over financial reporting. We are in the process of recruiting additional qualified accounting and finance personnel to provide needed levels of expertise in our internal accounting function. We expect to incur additional costs as we continue to remediate these control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.

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

We may choose to delist our securities from Nasdaq and deregister under the Exchange Act, which could negatively affect the liquidity and trading prices of our common shares would result in substantially less disclosure about us and severely impair our ability to raise capital.

Given the cost and resource demands of being a public company, our board of directors may determine that it is in the best interest of our shareholders to “go dark,” or discontinue our obligation to make periodic filings with the SEC, by delisting our securities with Nasdaq and deregistering our securities pursuant to the Exchange Act. While no decision has been made, should we ultimately make the decision to do so, there would be a substantial decrease in disclosure about our company, a materially reduced ability to raise capital and a decrease in the liquidity in our common shares even though shareholders may still continue to trade our common shares on an over-the-counter market. As a result of going dark, investors may find it more difficult to obtain accurate quotations as to the market value of our common shares, and the ability of our shareholders to sell our common shares in the secondary market may be materially limited.

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

The exercise price for the outstanding warrants is $11.50 for 1/30th common share, and each warrant entitles the holder to purchase 1/30th common share. On March 19, 2024 the closing price of our common shares was $3.90. The exercise period for the warrants expires five years following the closing of the business combination with Schultze Special Purpose Acquisition Corp. and Novel Merger Sub, Inc., which occurred on December 18, 2020. There can be no assurance that the warrants will be in the money prior to their expiration, and as such, the warrants may expire worthless.

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

We are a “smaller reporting company” and the reduced disclosure and governance requirements applicable to smaller reporting companies may make our common shares less attractive to investors.

As of December 31, 2023, we are no longer considered an “emerging growth company” as defined in the JOBS Act. Notwithstanding, we still qualify as a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act, and are thus allowed to provide simplified executive compensation disclosures in our SEC filings, will be exempt from the provisions of Section 404(b) of Sarbanes-Oxley requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting and will have certain other reduced disclosure obligations with respect to our SEC filings. We will remain a “smaller reporting company” as long as, as of the last business day of our most recently completed second fiscal quarter, (i) the aggregate market value of our outstanding common shares held by non-affiliates (“public float”) is less than $250 million, or (ii) we have annual revenues of less than $100 million and either no public float or public float of less than $700 million.

We cannot predict whether investors will find our common shares less attractive because of our reliance on any of these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cyber Security
Integrated Risk Management

Management is responsible for the day-to-day management of our risk exposures in a manner consistent with the strategic direction and objectives established by the Board. As a critical component of our risk management process, management has adopted an integrated risk management framework to continuously identify, assess, measure, prioritize, manage, monitor and report current and emerging information security related risks, including risks associated with our use of third-party service providers. As part of this framework, we have an Enterprise Risk Management (“ERM”) program which is implemented across the Company to promote a strong Company-wide culture of risk management, compliance, and control.

Our processes for assessing, identifying and managing information security risks and vulnerabilities are embedded across our business as part of our ERM program. As part of ERM program, we perform risk assessments in which we map and prioritizes information security risks identified and addressed through a multi-faceted approach of processes described here, including third party assessments. We execute periodic audits and tests of our information system security controls in-house such as a vulnerability analysis of the information and the infrastructure of our sites. We engage third-party services to assist in designing the ITGC controls and evaluating them periodically either through independent audits or consulting on best practices to address new challenges. These evaluations include both the design and operational effectiveness of the controls. Our risk management program also assesses third party risks, and we perform third party risk management to identify and mitigate risks from third parties such as vendors and suppliers associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third party service providers. Among other things, we conduct periodic infrastructure monitoring including assessment of existing technology hardware and software configurations, patches and updates and also implement automated tools. We provide recurrent information security awareness training for employees and carry out periodic campaigns related to safety awareness which include interactive activities involving the employee participation. Additionally, we have also implemented incident management protocols to analyze, remediate, and respond to activities that implicate potential risk to data and information. Through this methodology we remediate information security incidents and comply with potential legal obligations mitigating brand and reputational damage.

Impact of Risks from Cybersecurity Threats

We have identified a material weakness in our information technology general controls. These controls over user access to certain information technology systems that support our financial reporting process were not properly designed and implemented. We have since made efforts to remediate the identified material weakness. There have otherwise been no risks from cybersecurity threats at the Company to date that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

Governance.

The board of directors of the Company (the “Board”) has oversight responsibility for our risk management framework, including technology and cybersecurity risks facing the Company. The ERM program enables the board to establish a mutual understanding with the management of the effectiveness of its information security risk management practices and capabilities including the division of responsibilities for reviewing its information security risk exposure and risk tolerance, tracking emerging information risks, and reviewing for proper escalation of certain key risks for periodic review by the Board.

The Board receives briefings from management and security and technological infrastructure team on enterprise-wide technology, cybersecurity risk management and the overall technology and cybersecurity environment by management. Specifically, the Board receives an Annual Security Information Report which details the plan for cybersecurity management, reviews the result of the implementation of threat control activities and conclusions for the period evaluated.

Role of Management

In addition to the risk management activities undertaken under the ERM Program, where management assesses and manages material risks from cybersecurity threats, our security and technological infrastructure team led by Technology Infrastructure and Security Manager, is responsible for day-to-day identification, assessment and management of the information security risks we face. Personnel in our security and infrastructure team collectively have decades of experience in information security, information technology and cybersecurity operations. These personnel are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents detected through automated detection and monitoring tools. The team manages and continually enhances the Company’s enterprise security structure with the goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience to minimize the business impact should an incident occur. In the event of a cybersecurity incident, the Company is equipped with an incident response plan that includes procedures such as: (i) reporting of the incident through a ticket management tool designated by the Company, (ii) identification and analysis, (iii) monitoring, containment, and eradication, (iv) remediation and creation of controls, and (v) lessons learned and preparation for future incidents. The Technology Infrastructure and Security Manager provides regular updates to the Board concerning the Company’s technology and cybersecurity programs, associated risks and the Company’s efforts to help mitigate those risks.

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

Portugal. The Company owned agricultural and post-harvest facilities in Portugal which were sold during the year ended December 31, 2023 as a result of a restructuring initiative that was undertaken by management during December 2022. On January 26, 2024, the Company sold certain real property with certain existing furniture and structures in Portugal, which completed the wind-down of its Portugal operations.

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

Holders

As of March 19, 2024, we had approximately 176 holders of record of our common shares and one holder of record of our warrants. The actual number of holders of our common shares and warrants is greater than this number of record holders, and includes holders who are beneficial owners, but whose securities are held in street name by brokers and other nominees.

Dividends

We have not paid any cash dividends on our common shares to date, and there are no current plans to pay cash dividends on our common shares. The declaration, amount and payment of any future dividends will be at the sole discretion of the Board.

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities during the year ended December 31, 2023.

Unregistered Securities Sold During Fiscal Year 2023

There were no unregistered sales of our securities during the year ended December 31, 2023.

ITEM 6. [Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the “Business” section and our audited consolidated financial statements as of and for the year ended December 31, 2023, which are included elsewhere in this Form 10-K. The financial information contained herein is taken or derived from such consolidated financial statements, unless otherwise indicated. The following discussion contains forward-looking statements. Actual results could differ materially from those that are discussed in these forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-K, particularly under “Risk Factors.”
Amounts are presented in thousands of U.S. dollars, except for per share data or as otherwise noted.
Our Company

We are a multi-national operator in the botanical cannabinoid and nutraceutical industries, with operations and investments in Colombia, the United States and Canada. We are working to develop one of the industry’s leading, low-cost global supply chains with the goal of providing high quality, pharmaceutical grade cannabis and wellness products to customers and patients at competitive prices produced in a sustainable and environmentally friendly manner. Our customers consist of retail distributors and pharmaceutical and cannabis companies, and pharmacies.

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

In July 2022 the Colombian extraction facility received the EU GMP certification for the crystallization process of the CBD, issued by the RP Darmstadt, the regional authority in Frankfurt, Germany. Then in September 2023 the crystallization process was included by HALMED in our EU GMP re-certification.

In May 2023, the Colombian facility received the Brazilian Certificate of Good Manufacturing Practice granted by the ANVISA.

In December 2023, the Colombian facilities received the Australian Certificate of GMP Compliance for the purposes of Therapeutic Goods Order 93 granted by the TGA.

We believe these certifications will provide us with one of the largest quality-certified licensed capacities for cannabis cultivation and cannabinoid extraction globally, while our strategically located operations allow us to produce our products at a fraction of the average cost of production incurred by our peers in Canada, Europe and the United States.

In addition to the cannabinoid business, we were also engaged in the non-cannabinoid business of formulating, manufacturing, marketing, selling, distributing, and otherwise commercializing nutraceutical and other natural remedies, and wellness products to more than 20,000 retail locations across the United States for the year ended December 31, 2023. Subsequent to year end, we sold our non cannabinoid business segment comprised of nutraceutical and other natural remedies, wellness products, detoxification products, and nutritional and dietary supplements. See Note 22 to our consolidated financial statements for the year ended December 31, 2023 included in this Form 10-K for more information.

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

2. The Non-Cannabinoid operating segment is comprised of the brands and manufacturing assets acquired as part of our acquisition of Herbal Brands. The segment is engaged in the business of formulating, manufacturing, marketing, selling, distributing, and otherwise commercializing wellness products and nutraceuticals, excluding cannabinoid products. Our principal customers for the Herbal Brands products include specialty and health retailers, mass retailers and specialty and health stores in the United States. Subsequent to year end, we sold our non cannabinoid business segment comprised of nutraceutical and other natural remedies, wellness products, detoxification products, and nutritional and dietary supplements. See Note 22 to our consolidated financial statements for the year ended December 31, 2023 included in this Form 10-K for more information.

The Company has been reviewing, planning, and implementing various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and optimizing its business model. As part of this process, the Company approved a plan to shut down its cultivation activities in Portugal in December 2022 to preserve cash and in January 2023, to cease all operations in Portugal to improve operating margin and solely focusing its Cannabis cultivating and production in Colombia.

On January 26, 2024, we sold certain real property with certain existing furniture and structures in Portugal ,which completed the wind-down of our Portugal operations.
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

Global medical market expansion. Medical cannabis is now authorized at the national or federal level in over 41 countries, and more than half of these countries have legalized or introduced significant reforms to their cannabis-use laws to broaden the scope of permitted medical uses beyond the original parameters. Over the past four years, we have established operations and commercial relationships in Australia, Brazil, Colombia, Israel, Portugal, Germany, the United States and Canada, and we have invested significant resources in personnel and partnerships to build the foundation for new export channels. The Company also owned agricultural and post-harvest facilities in Portugal which have since been wound down as a result of a restructuring initiative that was initiated by management in December 2022 and completed in January 2024.

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

Economic and Political Environment. Our results of operations can also be affected by the global volatility, legislative, regulatory, political, economic, legal actions and general market disruption resulting from geopolitical tensions. Macro level economic conditions such as inflation, recession, supply chain disruptions, monetary exchange rates and interest, government fiscal policies can have a significant impact on operations. Accordingly, we could be affected by regulatory, administrative, civil and criminal actions, claims or proceedings.

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
The following table presents select operational and financial information of the Cannabinoid segment for the years ended December 31, 2023 and 2022:

	Year ended December 31,
Operational information:	2023	2022	Change
(In $000s, except kilogram and per gram data)
Kilograms (dry flower) harvested(a)	4,753	8,064	(3,311)	(41)%
Costs to produce (b)	$3,560	$2,913	$647	22%
Costs to produce per gram	$0.75	$0.36	$0.39	108%

Selected financial information:
Revenue	$6,558	$4,996	1,562	31%
Kilograms sold(c)	17,869	13,035	4,834	37%
Revenue per grams sold	$0.37	$0.38	$(0.01)	N/M
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

During the years ended December 31, 2023 and 2022 we sold 17,869 and 13,035 kilograms, respectively, of dry flower equivalent supporting demand strength for our cannabinoid extracts and continued refining of Colombian flower. For the years ended December 31, 2023 and 2022, our cannabinoid segment sales were primarily in Australia, Israel, and Brazil. The increase in sale of dry flower equivalent for the Cannabinoid segment was due to continued expansion of sales activity including improvement in product mix.
We harvested 4,753 kilograms of cannabinoids in the year ended December 31, 2023, as compared to 8,064 kilograms in the year ended December 31, 2022. The decrease was primarily attributable to the shut down of our Portugal facility in 2023 and was also due to the continued reduction in our planned reduction of production at our Columbia facility.

Costs to produce were approximately $0.75 per gram of dry flower equivalent for the year ended December 31, 2023, as compared to $0.36 per gram of dry flower equivalent for the year ended December 31, 2022. The increase was primarily driven by our significantly reduced agricultural output in Colombia and changes in the cultivation techniques to improve the quality and properties of the flower as well as meet more stringent market and regulatory requirements, along with ongoing extraction and processing costs at its Colombian operations.

Recent Developments

Bid Price Deficiency & Reverse Split

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

On June 28, 2023, the board of directors of the Company approved a 1-for-30 reverse share split. On August 24, 2023, the Company effected the reverse share split in order to demonstrate compliance with Nasdaq’s Minimum Bid Price Requirement prior to the end of the Second Compliance Period, in accordance with Nasdaq rules. As a result of the reverse share split, the Company’s outstanding common shares were reduced from approximately 45.7 million to approximately 1.5 million, based on the number of common shares outstanding as of August 24, 2023. All share and per share information in these financial statements has been retroactively adjusted to reflect the reverse share split. No fractional shares were issued in connection with the reverse share split. Instead, pursuant to the Business Corporations Act (British Columbia), each fractional share remaining after completion of the reverse share split that was less than half of a whole share was rounded down and canceled without consideration to the holders thereof and each fractional share that was at least half of a whole share was rounded up to one whole common share. The reverse share split was applied to all the Company’s outstanding common shares and therefore did not affect any shareholder’s ownership percentage of the shares, except for changes as a result of the elimination of fractional shares. The reverse share split did not alter the voting rights or other rights attached to the shares.

The reverse share split was effected to, regain compliance with Nasdaq Listing Rule 5550(a)(2), which requires the Company, to maintain a minimum bid price of at least $1.00 per share. On September 11, 2023, the Company received a letter from Nasdaq confirming it had regained compliance with Listing Rule 5550(a)(2).

The common shares issuable upon exercise of the Company’s warrants, as well as the exercise price per share, was ratably adjusted. The number of shares available for issuance under each of the Company’s 2020 Incentive Award Plan, as amended (the “Incentive Award Plan”), and the Company’s 2020 Earnout Award Plan (the “Earnout Plan”) were equitably adjusted to reflect the reverse share split. The number of common shares underlying each award of restricted share units (whether vesting based on time or performance) issued under the Incentive Award Plan and the 2020 Earnout Plan that are outstanding as of immediately prior to the reverse share split were ratably adjusted to reflect the reverse share split. Each award of restricted share units issued under the Earnout Award Plan that vests based on the achievement by the Company of certain threshold share prices, outstanding as of immediately prior to the reverse share split, had its share price targets ratably adjusted to reflect the reverse share split. The number of common shares underlying stock option awards issued under each of the Northern Swan Holdings, Inc. 2018 Omnibus Incentive Compensation Plan and the Incentive Award Plan that are outstanding and unexercised as of immediately prior to the reverse share split and the exercise price of such stock options were ratably adjusted to reflect the reverse share split.

Warrants

As of December 31, 2022, excluding the Rock Cliff warrants, the Company had 12,877,361 of its public warrants classified as a component of equity and 4,900,000 of its private warrants recognized as liability. In connection with the Reverse Share Split, the warrants were adjusted in accordance with their terms such that each warrant entitles the holder to purchase 1/30 common share at an exercise price of $11.50 per warrant. The warrants expire on December 18, 2025, at 5:00 p.m., New York City time, or earlier upon redemption. The Company may redeem the outstanding public warrants at a price of $0.01 per warrant if the last reported sales price of the Company’s common shares equals or exceeds $540 per share (on a post-Reverse Share Split basis) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders. The private warrants were issued in the same form as the public warrants, but they (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis at the holder’s option, in either case as long as they are held by the initial purchasers or their permitted transferees (as defined in the warrant agreement). Once a private warrant is transferred to a holder other than an affiliate or permitted transferee, it is treated as a public warrant for all purposes. The terms of the warrants may be amended in a manner that may be adverse to holders with the approval of the holders of at least a majority 50.1% of the then outstanding warrants.

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

For the year ended December 31, 2022, the Company performed a valuation of the private warrants and as a result recorded, in the statement of operations, a net gain on remeasurement of approximately $2,092.

On December 10, 2023, the Company terminated the private warrants and recorded a net gain of approximately $107 on termination which is included in the statement of operations for the year ended on December 31, 2023 along with the net gain of $6 directly attributable to remeasurement of the warrant liability at the end of each quarter during the year. As of December 31, 2023 there were no private warrants recognized as a liability.
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

Following the filing of this Form 10-K, we expect to continue to be subject to the limitations under General Instruction I.B.6 of Form S-3. As such, we will not be able to sell more than one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates, with such aggregate market value calculated using figures from a date or dates, as the case may be, within the preceding 60 days from the filing of this Form 10-K. We will file any prospectus supplements as may be required to reflect such lower maximum offering amount. If our public float increases such that we may sell additional amounts under the Equity Distribution Agreement and the Prospectus Supplement, we will file another amendment to the Prospectus Supplement prior to making additional sales.

For the year ended December 31, 2023, the Company issued and sold 253,898 shares on a post-Reverse Share Split basis pursuant to the ATM offering, for aggregate net proceeds $1,140, which consisted of gross proceeds of $1,340 and $200 equity issuance costs. No shares were sold pursuant to the ATM offering during the three months ended December 31, 2023.

Components of Results of Operations

Revenue — in our Cannabinoid segment, revenue is primarily comprised of sales of our cannabis products, which currently include cannabis flowers, cannabidiol isolate, full spectrum and standardized extracts as well as dry smokable flowers. In our Non-Cannabinoid segment, revenue was primarily composed of sales of our nutraceutical products to our retail customers. Subsequent to year end, we sold our non cannabinoid business segment. See Note 22 to our consolidated financial statements for the year ended December 31, 2023 included in this Form 10-K for more information.

Cost of Sales — in our Cannabinoid segment, cost of sales is primarily composed of pre-harvest, post-harvest and shipment and fulfillment costs. Pre-harvest costs include labor and direct materials to grow cannabis, which includes water, electricity, nutrients, integrated pest management, growing supplies and allocated overhead. Post-harvest costs include costs associated with drying, trimming, blending, extraction, purification, quality testing and allocated overhead. Shipment and fulfillment costs include the costs of packaging, labelling, courier services and allocated overhead. Total cost of sales also includes cost of sales associated with accessories and inventory adjustments. In our Non-Cannabinoid segment, cost of sales primarily includes raw materials, labor, and attributable overhead, as well as packaging, labelling and fulfillment costs.

Operating Expenses —We classify our operating expenses as general and administrative, sales and marketing, and research and development expenses.

•    General and administrative expenses include salary and benefit expenses for employees, other than in sales and marketing and research and development, including share-based compensation, costs of legal expenses, professional services, general liability insurance, rent and other office and general expenses.
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

Results of Operations

Discontinued Operations - Portugal

We were successful in disposing of our Portugal assets and discontinuing operations therein, which we expect to reduce the complexity of our operations, allow us to prioritize higher-margin activities and conserve cash. Our Portugal operations generated revenue from the sale of cannabinoids produced within the region. As such, the prior Portugal operations has been presented as discontinued operations in our financial statements. All comparative information has been restated to remove the Portugal discontinued operations results, practically meaning that in our statement of operations, we no longer show the revenues and costs of the Portugal operations consolidated with our continuing operations but rather the just the net losses incurred from these operations below loss from continuing operations (i.e., discontinued operations, net of tax, gain of $1,898 for the year ended December 31, 2023 compared to a discontinued operations, net of tax, loss of ($28,361) in the year ended December 31, 2022). The Company believes exiting these operations will reduce operating losses going forward.

Year Ended December 31, 2023 compared to year ended December 31, 2022

Consolidated Statements of Net Loss Data
(in thousands of U.S. dollars)

	Year ended December 31,
	2023	2022

Revenue, net	$17,417	$16,410
Cost of sales	(10,861)	(9,193)
Gross profit	6,556	7,217
General and administrative expenses	17,993	23,830
Sales and marketing expenses	2,036	1,897
Research and development	1,140	1,719
Intangible asset impairment	—	19,000
Depreciation and amortization	981	1,241
Restructuring expenses	—	6,449
Total expenses	22,150	54,136
Loss from operations	(15,594)	(46,919)
Interest expense and amortization of debt issuance cost	46	2,672
Gain on remeasurement of warrant liability	(113)	(2,092)
Loss/(gain) on investments	3,738	(6,851)
Loss on debt extinguishment, net	—	2,263
Foreign exchange loss	433	963
Other expense, net	31	220
Total other income, net	4,135	(2,825)
Loss before income taxes and equity investment loss	(19,729)	(44,094)
Deferred income tax recovery	—	(6,650)
Current income tax expense	68	296
Equity investment and securities loss	—	64
Net loss from continuing operations	$(19,797)	$(37,804)
(*)Prior period numbers are re-stated to exclude discontinued operations to make it comparative with current period numbers.

Revenue by Channel
(in thousands of U.S. dollars)
The following table provides our revenues by channel for the years ended December 31, 2023 and 2022

	Year ended December 31,
	2023	2022
Mass retail	$11,377	$8,531
Distributors	4,838	6,796
Specialty, health and other retail	255	577
E-commerce	947	506
Total	$17,417	$16,410

Revenue
Revenue increased to $17,417 for the year ended December 31, 2023 from $16,410 for the year ended December 31, 2022. The increase was driven by increased sales in our Cannabinoid segment, in part offset by a slight decrease in our Non-Cannabinoid segment. The growth in our Cannabinoid segment sales reflects continued expansion of sales activity including increased sales of higher margin products and ramping commercial pathways across the segment’s mass retail channel. The decreased sales in our Non-Cannabinoid segment were driven by current economic challenges faced by our distributors and specialty health channels during the year ended December 31, 2023 partially offset by a growth in mass retail and e-commerce market place.
Cost of sales

Cost of sales, increased to $10,861 for the year ended December 31, 2023 as compared to $9,193 for the year ended December 31, 2022. The increase was due to direct costs attributable to the cultivation and production of Cannabinoid segment products in part offset by a decrease in costs for Non-Cannabinoid segment products for the year ended December 31, 2023.The increase in costs is in the line with the higher sales volume for the Cannabinoid segment and increased inventory provisions related to aged, obsolete or unusable inventory, during the year ended December 31, 2023 as compared to the prior year. The decrease in cost of sales for the Non Cannabinoid segment was directly attributable to better cost management of raw materials and components and a decrease in CBD reserve during the year ended December 31, 2023 as compared to the prior year.

During the years ended December 31, 2023 and 2022, we recognized inventory provision of $1,359 and $2,018, respectively, to cost of sales for inventory, primarily related to aged, obsolete or unsaleable inventories.
Operating expenses
(in thousands of U.S. dollars)

	Year ended December 31,
	2023	2022	Change
General and administrative	$17,993	$23,830	$(5,837)	(24)%
Sales and marketing	2,036	1,897	139	7%
Research and development	1,140	1,719	(579)	(34)%
Depreciation and amortization	981	1,241	(260)	(21)%
Intangible asset impairment	—	19,000	(19,000)	(100)%
Restructuring expenses	—	6,449	(6,449)	(100)%
Total operating expenses	$22,150	$54,136	$(31,986)	(59)%
(as a percentage of revenue)
General and administrative	103%	145%
Sales and marketing	12%	12%
Research and development	7%	10%
Depreciation and amortization	6%	8%
Total operating expenses	127%	330%
N/M: Not a meaningful percentage
General and administrative. General and administrative expenses decreased to $17,993 for the year ended December 31, 2023 from $23,830 for the year ended December 31, 2022, primarily due to reduced share-based compensation, payroll expenses, and office and administration expenses, reflecting the continued benefits of the cost cutting measures, and restructuring initiatives the Company previously implemented.

Sales and marketing. Sales and marketing expenses increased to $2,036 for the year ended December 31, 2023 from $1,897 for the year ended December 31, 2022 due to increase in advertisement and marketing costs in relation to the Cannabinoid segment.

Research and development. Research and development expenses decreased to $1,140 for the year ended December 31, 2023 from $1,719 for the year ended December 31, 2022. due to decrease in external costs such as sampling and testing associated with development of new cannabinoid products.
Depreciation and amortization. Depreciation and amortization expenses decreased to $981 for the year ended December 31, 2023 from $1,241 for the year ended December 31, 2022. The decreased depreciation in the period is a result of reduced tangible assets level due to write off as part of restructuring and continuous deterioration in the value of assets through its useful life. The decreased amortization in the period is a result of periodic reduction in the value of intangible assets through its useful life.

Restructuring expense. Restructuring expense decreased to $0 for the year ended December 31, 2023 from $6,449 for the year ended December 31, 2022. In 2022, restructuring expenses was due to one-time asset write-off and restructuring initiatives taken in Colombia for cost-cutting measures. There was no such restructuring expense charged for the year ended December 31, 2023.

Intangible asset impairment. During the year ended December 31, 2023, no charges in intangible asset impairment was recognized as compared to a charge of $19,000 during the year ended December 31, 2022 related to Colombian cannabis-related licenses. The impairment charge reducing the carrying value of the cannabis-related licenses was fully recognized in the prior year as not recoverable based on the excess of the carrying value of the asset group over the undiscounted future cash flow.

Non-operating income and expenses
(in thousands of U.S. dollars)

	Year Ended December 31,
	2023	2022	Change

Interest expense, net and amortization of debt issuance cost	$46	$2,672	$(2,626)	(98)%
Gain on remeasurement of warrant liability	(113)	(2,092)	1,979	(95)%
Loss (Gain) on investments	3,738	(6,851)	10,589	N/M
Loss on debt extinguishment, net	—	2,263	(2,263)	(100)%
Foreign exchange loss	433	963	(530)	(55)%
Other expense (income), net	31	220	(189)	(86)%
Total	$4,135	$(2,825)	$6,960	N/M
(*)Prior period numbers are re-stated to exclude discontinued operations to make it comparative with current period numbers.
N/M: Not a meaningful percentage

Interest expense, net and amortization of debt issuance cost. Interest expense, net and amortization of debt issuance cost, net for the year ended December 31, 2023 was $46 as compared to $2,672 for the year ended December 31, 2022. The decrease was primarily due to writing off of debt discount costs recognized in connection with the beneficial conversion factor related to the Catalina LP Convertible Note issued in connection with the Notes Purchase Agreement, dated July 19, 2021 (the “Catalina Note”) and the Loan and Security Agreement, dated May 3, 2019 in the comparable prior year period, which were fully re-paid in the fiscal year ended December 31, 2022.

Gain on remeasurement of warrant liability. Gains on remeasurement for the years ended December 31, 2023 and 2022 were $113 and $2,092, respectively. The gains for the year ended December 31, 2023 includes gain on termination of private warrants along with gain directly attributable to remeasurement of the warrant liability at December 2023. The gains for the year ended December 31, 2022 are directly attributable to the decline in the underlying value of the private warrants. For more information refer to Note 11 to our audited consolidated financial statements for the year ended December 31, 2023 included in this Form 10-K.

Loss/(gain) on investments. The company recognized a net loss on investment of $3,738 for the year ended December 31, 2023 as compared to $(6,851) gain on investment for the year ended December 31, 2022. The loss on investments for the year ended December 31, 2023 was related to the loss incurred due to sale of Cansativa shares to Cansativa and EIP Entrepreneurial Investment GmbH below carrying value. The gain on investments in 2022 was related to the sale of Cansativa shares to an unrelated third-party and revaluation of the Company's retained interest of the shares held as of December 31, 2022. For more information, see Note 7 to our audited consolidated financial statements for the year ended December 31, 2023 included in this Form 10-K.

Loss (gain) on debt extinguishment, net. Net loss on debt extinguishment was nil for the year ended December 31, 2023 as compared to recognizing a net loss on debt extinguishment of $2,263 for the year ended December 31, 2022. The net loss for the year ended December 31, 2022 was primarily due to debt extinguishment as a result of the amendment of the Catalina Note on January 13, 2022. For additional details, see Note 10 to our audited consolidated financial statements for the year ended December 31, 2023 included in this Form 10-K.

Foreign exchange loss. The impact of foreign exchange for the year ended December 31, 2023 was a loss of $433 compared to a loss of $963 for the year ended December 31, 2022. The foreign exchange losses for the years ended December 31, 2023 and 2022 were primarily driven by the currency fluctuations of the Colombian Pesos versus the U.S. Dollar and primarily comprised of Euro versus U.S. Dollar currency fluctuations related to remeasurement of Cansativa investment on a quarterly basis.
Other expense (income), net. Other expense (income), net includes costs not individually material to our consolidated financial statements.

Operating Results by Business Segment

Our management evaluates segment profit/loss for each of our reportable segments. We define segment profit/loss as income from operations before interest, taxes, depreciation, amortization, share-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 15 to our audited consolidated financial statements for the year ended December 31, 2023 included in this Form 10-K.
Revenue by segment
(in thousands of U.S. dollars)

	Year ended December 31,
	2023	2022
Segment Revenue:
Cannabinoid	$6,558	$4,729
Non-Cannabinoid	10,859	11,681
Total Revenue	$17,417	$16,410
(*)Prior period numbers are re-stated to exclude discontinued operations to make it comparative with current period numbers.

Cannabinoid. Cannabinoid revenue increased to $6,558 for the year ended December 31, 2023, from $4,729 for the year ended December 31, 2022, driven primarily by increased sales of higher margin products and ramping commercial pathways across our core markets, particularly in Brazil and Australia.

Non-Cannabinoid. Revenue for the year ended December 31, 2023 decreased to $10,859 from $11,681 for the year ended December 31, 2022 due to continued demand headwinds on implementing new sales terms in the segment’s specialty channel, which resulted in lower inventory orders during the year ended December 31, 2023.
Segment Profit/(Loss)
(in thousands of U.S. dollars)

	Year ended December 31,		Change
	2023	2022	$	%
Segment Profit/(Loss):
Cannabinoid	$(10,783)	$(17,354)	$6,571	(38)%
Non-Cannabinoid	2,247	1,346	901	67%
Total Segment Loss (a)	$(8,536)	$(16,008)	$7,472	(47)%
(a) For a reconciliation of segment profit/(loss) to loss before income tax (recovery) see Note 15 to our audited consolidated financial statements for the year ended December 31, 2023 included in this Form 10-K.
(*)Prior period numbers are re-stated to exclude discontinued operations to make it comparative with current period numbers.

Cannabinoid — Cannabinoid segment loss decreased to $10,783 for the year ended December 31, 2023 from $17,354 for the year ended December 31, 2022 primarily due to decrease in expenses related to the effective implementation of cost-cutting measures.

Non-Cannabinoid — Non-Cannabinoid segment profit increased to $2,247 for the year ended December 31, 2023 compared to $1,346 for the year ended December 31, 2022. The increase was primarily attributable to effective implementation of cost cutting measures leading to decreased payroll related costs and sales and marketing costs.

Liquidity and Capital Resources

We are actively seeking sources of financing to fund our continued operations. There can be no assurance that we will be able to complete any financing transaction in a timely manner or on acceptable terms or otherwise. If we are not able to raise additional cash, we may be forced to suspend or curtail planned programs, or cease operations altogether.

The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented:
(in thousands of U.S. dollars)

	Year ended December 31,
	2023	2022
Net cash used in operating activities	$(11,508)	$(29,066)
Net cash provided by investing activities	4,694	1,192
Net cash provided by financing activities	656	3,289
Effect of foreign currency translation on cash and cash equivalents	171	(226)
Cash, cash equivalents, and restricted cash beginning of period	$12,888	$37,699
Cash, cash equivalents, and restricted cash end of period	$6,901	$12,888
(Decrease) in cash and cash equivalents and restricted cash	$(5,987)	$(24,811)
Cash flows used in operating activities
The decrease in net cash used in operating activities during the year ended December 31, 2023 compared to the year ended December 31, 2022 was predominantly attributable to the implementation of cost-saving measures, restructuring and associated expenses, and changes in operating assets and liabilities.
Cash flows from investing activities
The increase in net cash provided by investing activities during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributed to diminished capital expenditure, and proceeds from the sale of fixed assets from our discontinued operations in Portugal in 2023. Furthermore, the increase resulted from divestment of remaining investments in Cansativa. For more information, see Note 7 to our audited consolidated financial statements for the year ended December 31, 2023 included in this Form 10-K.
Cash flows from financing activities
The decrease in net cash provided by financing activities during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily attributable to a decrease in net proceeds from the issuance of shares under the Equity Distribution Agreement and the related shelf registration statement which was partially offset by the extinguishment of debt in the year ended December 31, 2022. For more information refer to Note 11 to our audited consolidated financial statements for the year ended December 31, 2023 included in this Form 10-K.
Sources of Liquidity
We have historically financed our operations through the issuance of shares, the issuance of convertible debt and our cash from operations. As of December 31, 2023, and December 31, 2022, we had cash and cash equivalents (excluding restricted cash) of $6,831 and $12,449, respectively, which were held for working capital and general corporate purposes. This represents an overall decrease of $5,618. As of December 31, 2023, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the consolidated financial statements were issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our outstanding warrants entitle the holder to receive 1/30th common share for each warrant, at an exercise price of $11.50 per warrant. Our private warrants were terminated in December 2023 and a gain on termination of $107 was recorded for the year ended December 31, 2023. No amount was received from the exercise of warrants during the year ended December 31, 2023.

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

Following the filing of this Form 10-K, we expect to continue to be subject to the limitations under General Instruction I.B.6 of
Form S-3. As such, we will not be able to sell more than one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates, with such aggregate market value calculated using figures from a date or dates, as the case may be, within the preceding 60 days from the filing of this Form 10-K. We will file any prospectus supplements as may be required to reflect such lower maximum offering amount. If our public float increases such that we may sell additional amounts under the Equity Distribution Agreement and the Prospectus Supplement, we will file another amendment to the Prospectus Supplement prior to making additional sales.

We have had operating losses and negative cash flows from operations since inception and expect to continue to incur net losses for the foreseeable future until such time, if ever, that we can generate significant revenue from the sale of our available inventories. We anticipate that we will continue to incur losses from operations due to commercialization activities, marketing and manufacturing activities, and general and administrative costs to support operations.

We have historically been able to manage liquidity requirements through cost management and cost reduction measures, supplemented with raising additional financing. While we have been successful in raising financing in the past, there can be no assurances that additional financing will be available when needed on acceptable terms, or at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, suspend or curtail planned programs, sale of certain assets to cover operating expenses or cease operations altogether. Any of these actions could materially harm our business, results of operations, financial condition, and prospects.See Item 1A Risks Factors - Related to Our Business and Industry - There is substantial doubt about our ability to continue as a going concern included in this Form 10-K for more information.
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

We manage our liquidity risk by preparing budgets and cash forecasts to ensure we have sufficient funds to meet obligations. In managing working capital, we may limit the amount of our cash needs by selling inventory at wholesale rates, pursuing additional financing sources, and managing the timing of capital expenditures

However, at December 31, 2023, the Company’s current working capital needs, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the consolidated financial statements were issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to execute its operating plans through 2024 and beyond depends on its ability to obtain additional funding which may include several initiatives such as raising capital, reducing working capital, and monetizing non-core assets to meet planned growth requirements and to fund future operations, which may not be available on acceptable terms, or at all.

Debt

Total debt outstanding as of December 31, 2023 and 2022 was $1,218 and $1,530, respectively. The debt outstanding as of December 31, 2023 was comprised of our current and non-current portions of other borrowings of $498 and $720, respectively, related to the Colombia and Portugal working capital loans. The debt outstanding as of December 31, 2022 was comprised of current and non-current portions of other borrowings of $465 and $1,065, respectively, related to the Colombia and Portugal working capital loans. During the year ended December 31, 2022, we fully repaid our 2024 Convertible Note with accrued interest and Herbal Brands loan with accrued interest. For more information, refer to Notes 10 and 11 to the audited consolidated financial statements included within this Form 10-K.
Portugal Debt

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed €1,000 ($1,213) (the "Portugal Debt"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Debt requires interest payments quarterly at a rate of Euribor plus 3 percentage points.

For the years ended December 31, 2023 and 2022, the Company recognized interest expense of approximately €41 ($44) and €28 ($30), respectively, and repaid principal of approximately €250 ($268) and €250 ($264), respectively, of the Portugal Debt in accordance with the terms of the loan agreement. The outstanding principal balance of the Portugal Debt as of December 31, 2023 and December 31, 2022 was €500 ($552) and €750 ($805), respectively. In December 2022, the Company approved a plan to shut-down its cultivation activities in Portugal in order to preserve cash. The Portugal Debt was not discharged as part of the restructuring and remains outstanding.
Colombia Debt

Ecomedics S.A.S. has entered into loan agreements with multiple local lenders (collectively, the "Colombia Debt"), under which the Company borrowed approximately COP$5,305,800 ($1,295) of mainly working capital loans. The working capital loans are secured by mortgage of our farm land in Colombia as collateral. These loans bear interest at a range of 10.96% to 12.25% per annum denominated in Colombian pesos. The principal and interest are repaid semi-annually. For the years ended December 31, 2023 and 2022, the outstanding principal balance was approximately COP$2,543,867 ($666) and COP$3,471,576 ($725), respectively.

Contingencies
We are involved in various investigations, claims and lawsuits arising in the normal conduct of our business. Other than as disclosed in Item 1A Risk Factor of this Form 10-K and except for the matter as discussed below, in the opinion of management, as of December 31, 2023 any potential liabilities resulting from claims we have received would not have a material adverse effect on our consolidated financial statements. We cannot assure you that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management attention.

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
Critical Accounting Policies and Significant Estimates
A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised.

While our significant accounting policies are described in more detail in Note 3, Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10‑K, we believe the following accounting estimates and policies to be critical.

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

Expected Term. The expected term of employee options is calculated considering the weighted average midpoint of the vesting and expiry dates, compared to the grant date.

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

Inventories

We value our inventory at a lower cost or net realizable value determined using weighted average cost. Inventory is reflected at the lower of cost or net realizable value considering future demand, market conditions and market prices. The net realizable value of inventories represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. Our estimates are based upon assumptions believed to be reasonable, but that are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions that do not reflect unanticipated events and circumstances that may occur. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price, what we expect to realize by selling the inventory and the contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The estimates are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of changes in inventory reserves is reflected in cost of goods sold.

Estimated Useful Lives and Amortization of Intangible Assets

Amortization of intangible assets is recorded on a straight-line basis over their estimated useful lives, which do not exceed the contractual period, if any. Intangible assets that have indefinite useful lives are not subject to amortization and are tested annually for impairment, or more frequently if events or changes in circumstances indicate that they may be impaired.

Impairment of Long-Lived Assets

Long-lived assets are primarily comprised of property, plant, and equipment and definite-lived intangible assets. We evaluate long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying amount of such assets may not be recoverable. We regularly review our long-lived assets for impairment indicators, such as changes in market conditions or the usage of assets. If an impairment indicator is present, we perform an impairment test to determine whether the carrying value of the asset exceeds its fair value. If the carrying amount exceeds the estimated future undiscounted cash flows as part of the recoverability assessment, an impairment charge is recognized equal to the difference between the carrying amount and fair value of the asset. The impairment test involves significant estimates and judgments, including the selection of appropriate valuation methods, assumptions related to future cash flows and growth rates, and the determination of appropriate discount rates. Changes in these estimates and assumptions could result in impairment charges, which could have a material impact on our financial results.

We believe the accounting estimates used in the long-lived asset impairment assessment are critical accounting estimates because of the judgment required in identifying indicators of impairment, determining asset groups, assessing future undiscounted cash flows of the asset groups, and as applicable, evaluating the fair value of the determined asset groups as well as the underlying long-lived assets, once indicators of impairment have been identified.

We periodically evaluate whether impairment indicators related to our property, plant and equipment, operating leases and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset, early termination of an operating lease, a significant adverse change to the extent or manner in which a long-lived asset is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset. If impairment indicators are present, we estimate the fair value for the asset. We estimate fair value of long-lived assets through various valuation methods, including the use of the indirect cost approach, income approach, and direct comparison approach. The estimation of future undiscounted cash flows of the assets as well as each of these fair value approaches are significantly impacted by market conditions. A significant adverse change in market conditions could result in fair values that differ from our estimates, which could adversely impact whether an impairment exists and the extent to which an asset group and underlying assets are impaired. The difference between the fair value and the carrying amount of the asset is recorded as an impairment charge.

We periodically evaluate our long-lived assets that we plan to dispose of through sale for held-for-sale classification. To be classified as held-for-sale, management must have committed to a plan to sell, the asset must be available for immediate sale in its present condition, an active program to locate a buyer must have been initiated, the sale must be probable to close within one year, the asset must be marketed at a reasonable sales price, and it must be unlikely that significant changes to the plan will be made. Once an asset meets all of the above criteria, it is reclassified as assets held for sale on the consolidated balance sheet, and the asset(s) cease depreciation and are written down to their fair value, less costs to sell, if applicable.

Allowance for Uncollectible Accounts

Management determines the allowance for uncollectible accounts by evaluating individual receivable balances and considering accounts and other receivable financial condition and current economic conditions. The Company maintains an allowance for expected credit losses to reflect the expected non-collectability of accounts receivable based on historical collection data and specific risks identified among uncollected accounts, as well as management’s expectation of future economic conditions. Accounts receivable and financial assets recorded in other receivables are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. Recoveries of accounts receivable previously written off are recorded as income when received.

Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred income tax assets and liabilities are determined based on enacted tax rates and laws for the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recognizes uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon examination by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Recognition or measurement is reflected in the period in which the likelihood changes.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Clever Leaves Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Clever Leaves Holdings Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Inventory

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, the Company’s inventories consist of raw materials, work-in-progress, and finished goods, and are valued at the lower of cost and net realizable value. As described in Note 5, the Company’ cannabis inventory balance as of December 31, 2023, was $3.5 million. The significant inputs and assumptions used in the valuation of cannabis inventory include attrition rates of plants, average yield per plant, cumulative stage of completion in the production process and allocation of cost of sales. In addition, the Company records a provision for obsolete inventories, which can involve a high degree of judgment.

The principal considerations for our determination that valuation of inventory was a critical audit matter are the significant assumptions and management estimates involved in the valuation of inventory, the significance of this statement of financial position item, and the extensive auditor effort in performing procedures in this audit area.

How the Critical Audit Matter was addressed in the Audit

Out audit procedures related to the valuation of inventory included the following, among others:

•We evaluated the significant assumptions stated above and tested the completeness and accuracy of the underlying data used in management’s costing and valuation.

•We tested attrition rates, average yield and cumulative stage of completion including performing physical observations of the growing cannabis and assessing quantities and growth stage compared to the plant’s life cycle.

•We tested harvest and extract yields including performing physical observations of each process.

•We tested management’s assumptions and estimates used and evaluated whether they were reasonable considering (i) historical actual information, (ii) independent calculations and observations of inputs, and (iii) whether these assumptions and estimates were consistent with evidence obtained in other areas of the audit.

•We evaluated management’s provision for obsolete inventories by reviewing inputs and on-hand inventory levels and recalculating items included within the provision.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2022.

New York City, New York,
April 1, 2024

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Financial Position
(Amounts in thousands of U.S. Dollars, except share and per share data)

	Note	December 31, 2023	December 31, 2022
Assets
Current:
Cash and cash equivalents		$6,831	$12,449
Restricted cash		70	439
Accounts receivable, net		907	2,252
Prepaids, deposits and other receivables	6	1,649	2,708
Inventories, net	5	4,483	8,399
Total current assets		13,940	26,247

Investment – Cansativa	7	—	5,679
Property, plant and equipment, net of accumulated depreciation of $8,793 and $7,120 for the years ended December 31, 2023 and 2022, respectively	9	12,321	13,963
Land held for sale		1,500	1,500
Intangible assets, net	8	2,653	3,354
Operating lease right-of-use assets, net	18	829	1,303
Other non-current assets		—	52
Total Assets		$31,243	$52,098

Liabilities and Shareholders' Equity
Current:
Accounts payable		$2,063	$2,299
Accrued expense and other current liabilities		2,844	4,238
Loans and borrowings, current portion	10	498	465
Warrant liability	11	—	113
Operating lease liabilities, current portion	18	386	1,239
Deferred revenue		20	1,072
Total current liabilities		5,811	9,426
Loans and borrowings	10	720	1,065
Operating lease liabilities — long-term	18	483	1,087
Other long-term liabilities		12	112
Total Liabilities		$7,026	$11,690
Contingencies and commitments	20
Shareholders’ equity
Preferred shares, without par value, unlimited shares authorized, nil shares issued and outstanding for each of December 31, 2023 and 2022	11	—	—
Common shares, without par value, unlimited shares authorized: 1,727,698 and 1,454,559 shares issued and outstanding as of December 31, 2023 and 2022, respectively	11	—	—
Additional paid-in capital		223,021	221,313
Accumulated deficit		(198,804)	(180,905)
Total shareholders' equity		24,217	40,408
Total liabilities and shareholders' equity		$31,243	$52,098

See accompanying notes to the consolidated financial statements

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands of U.S. Dollars, except share and per share data)

		For the year ended
	Note	December 31, 2023	December 31, 2022

Revenue, net	14	$17,417	$16,410
Cost of sales		(10,861)	(9,193)
Gross profit		6,556	7,217

Expenses
General and administrative	12	17,993	23,830
Sales and marketing		2,036	1,897
Research and development		1,140	1,719
Restructuring expenses	21	—	6,449
Intangible asset impairment		—	19,000
Depreciation and amortization	9	981	1,241
Total expenses		22,150	54,136

Loss from operations		(15,594)	(46,919)

Other Expense (Income), net
Interest expense and amortization of debt issuance cost		46	2,672
Gain on remeasurement of warrant liability	11	(113)	(2,092)
Loss (Gain) on investments	7	3,738	(6,851)
Loss on debt extinguishment, net	10	—	2,263
Foreign exchange loss		433	963
Other expense, net		31	220
Total other expense (income), net		4,135	(2,825)

Loss before income taxes and equity investment loss		(19,729)	(44,094)
Deferred income tax recovery		—	(6,650)
Income tax provision		68	296
Equity investment share of loss	7	—	64
Loss from continuing operations		(19,797)	(37,804)
Gain/(loss) from discontinued operations		1,898	(28,361)
Net loss attributable to Clever Leaves Holdings Inc. common shareholders		$(17,899)	$(66,165)
Basic and diluted - continuing operations	17	$(12.63)	$(29.54)
Basic and diluted - discontinuing operations		$1.21	$(22.16)
Net loss per share		(11.42)	(51.70)
Weighted-average common shares outstanding - basic and diluted		1,567,601	1,279,746

See accompanying notes to the consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands of U.S. Dollars, except share and per share data)

	Note	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
		Shares	$
Balance at December 31, 2021		886,860	$—	$187,510	$(114,740)	$72,770
Issuance of common shares, gross		499,826	—	27,686	—	27,686
Issuance of common shares upon vesting of RSUs		12,584	—	—	—	—
Stock option exercise		5,056	—	22	—	22
Share-based compensation expense		—	—	2,343	—	2,343
Beneficial conversion feature of Convertible Note		—	—	1,750	—	1,750
Conversions of Convertible Note to common shares		50,233	—	3,363	—	3,363
Equity issuance costs		—	—	(1,361)	—	(1,361)
Net Loss		—	$—	$—	$(66,165)	$(66,165)
Balance at December 31, 2022		1,454,559	$—	$221,313	$(180,905)	$40,408
Issuance of common shares, gross	11	253,898	—	1,339	—	1,339
Issuance of common shares upon vesting of RSUs	13	19,540	—	—	—	—
Cancellation of shares		(312)	—	(250)	—	(250)
Share-based compensation expense	13	—	—	818	—	818
Equity issuance costs		—	—	(199)	—	(199)
Round off due to reverse split		13	—	—	—	—
Net Loss		—	—	—	(17,899)	(17,899)
Balance at December 31, 2023		1,727,698	$—	$223,021	$(198,804)	$24,217

See accompanying notes to the consolidated financial statements.

CLEVER LEAVES HOLDINGS INC.
Consolidated Statements of Cash Flows
(Amounts in thousands of U.S. Dollars)

		For the year ended
		December 31, 2023	December 31, 2022
Cash Flow from Operating Activities	Notes
Net loss from continuing operations		(19,797)	(37,804)
Net Income/ (loss) from discontinuing operations		1,898	(28,361)
Net loss		$(17,899)	$(66,165)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	9	2,374	3,672
Amortization of debt discount and debt issuance cost		—	1,949
Inventory provision	5	1,359	4,736
Restructuring and related costs		—	25,809
Gain on sale of fixed assets		(2,862)	—
Gain on remeasurement of warrant liability	11	(113)	(2,092)
Deferred income tax recovery	16	—	(6,650)
Foreign exchange loss		468	1,129
Share-based compensation expense	13	818	2,343
Intangible asset impairment		—	19,000
Amortization of right of use assets	18	474	—
Loss on equity method investment, net	7	—	64
Loss (Gain) on investment		3,738	(6,851)
Loss on debt extinguishment, net	10	—	2,263
Other non-cash expense, net		—	727
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable		1,345	(278)
Decrease in prepaid expenses	6	809	190
Decrease in other receivables and other non-current assets		52	538
Decrease (Increase) in inventory	5	2,556	(4,453)
(Decrease) in lease liabilities		(588)	—
(Decrease) in accounts payable and other current liabilities		(2,886)	(4,749)
(Decrease) in deferred revenue		(1,052)	—
(Decrease) in accrued and other non-current liabilities		(101)	(248)
Net cash used in operating activities		(11,508)	(29,066)

Cash Flow from Investing Activities
Proceeds from sale of assets		2,862	—
Purchase of property, plant and equipment		(31)	(1,306)
Proceeds from sale of investments		1,863	2,498
Net cash provided by investing activities		4,694	1,192

Cash Flow from Financing Activities
Repayment of debt	10	(484)	(23,131)
Other borrowings		—	73
Proceeds from issuance of shares		1,339	27,686
Equity issuance costs		(199)	(1,361)
Stock option exercised	13	—	22
Net cash provided by financing activities		656	3,289
Effect of exchange rate changes on cash, cash equivalents & restricted cash		171	(226)
(Decrease) in cash, cash equivalents and restricted cash		(5,987)	(24,811)
Cash, cash equivalents & restricted cash, beginning of period (a)		12,888	37,699
Cash, cash equivalents & restricted cash, end of period (a)		6,901	12,888

Supplemental schedule of cash flow information:
Cash paid for interest		205	285
Supplemental disclosures for non-cash activity:
Conversions of debt to common shares	10	—	3,363
Cancellation of shares		(250)	—
Right-of-use asset recognized		176	3,764
Beneficial conversion feature	10	—	1,749
Non-cash paid-in-kind-interest	10	—	281
(a) These amounts include restricted cash of $70 and $439 as of December 31, 2023 and December 31, 2022, respectively, which are comprised primarily of cash on deposits for certain lease arrangements.
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

In accordance with applicable guidance, the equity structure has been restated in all comparative periods to reflect the number of shares of the Company’s common shares, issued to Clever Leaves’ shareholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Clever Leaves’ convertible preferred shares and Clever Leaves’ common shares prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of 0.3288 shares (the “Exchange Rate”) established in the Business Combination Agreement. Activity within the statement of shareholders' equity for the issuances and repurchases of Clever Leaves’ convertible preferred shares were also retroactively converted to Clever Leaves’ common shares.
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
Going Concern
These consolidated financial statements have been prepared in accordance with U.S. GAAP which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months from the date these financial statements were issued.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of December 31, 2023, as well as operating losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time that it can generate significant revenues from the sale of its inventories.
On December 31, 2023, the Company had cash and cash equivalents of $6,831. As of December 31, 2023, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, raise substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they come due within twelve months from the date the consolidated financial statements were issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to execute its operating plans through 2024 and beyond depends on its ability to obtain additional funding, which may include several initiatives such as raising capital, reducing working capital, and monetizing non-core assets, to meet planned growth requirements and to fund future operations, which may not be available on acceptable terms, or at all.
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
In January 2023, the Company further approved the wind-down of its entire Portuguese operations to enhance operating margin and focus solely on cannabis cultivation and production in Colombia. As part of this restructuring plan, the Company has completed the cessation of its Portuguese flower cultivation, post-harvest processes, and manufacturing activities. During the fourth quarter, the company sold post-harvest facility. Subsequent to year-end, the company completed sale of the farm land which completed the Portugal shut-down process.

In accordance with Accounting Standards Codification (ASC) 205, Presentation of Financial Statements, the Company has determined that these operations meet the "discontinued operations" criteria as of December 31, 2023. As a result, the consolidated statements of Financial Position, the consolidated statements of Operations and Comprehensive loss, consolidated statements of cash flows, and the notes to the consolidated financial statements have been restated for all periods presented to reflect the discontinuation of these operations in accordance with ASC 205.

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
As of December 31, 2023, two of the Company's customers accounted for an aggregate of approximately 70% of the Company's outstanding accounts receivable.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
As of December 31, 2022, four of the Company's customers accounted for an aggregate of approximately 55% of the Company's outstanding accounts receivable.
Accounts Receivable

The Company had accounts receivable, net of $907 and $2,252 as of December 31, 2023, and December 31, 2022, respectively. The Company reports accounts receivable at their net realizable value, which is management’s best estimate of the cash that will ultimately be received from customers. The Company maintains an allowance for expected credit losses to reflect the expected non-collectability of accounts receivable based on historical collection data and specific risks identified among uncollected accounts, as well as management’s expectation of future economic conditions. The Company also considers relevant qualitative and quantitative factors to assess whether historical loss experience should be adjusted to better reflect the risk characteristics of the companies’ receivables and the expected future losses. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Accounts receivables are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. As of December 31, 2023 and 2022, the Company had $825 and $885 respectively, in allowance for expected credit losses on gross receivables.
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

In the fourth quarter of 2023, the company noted sustained decline of market capitalization as indication of impairment and performed recoverability test considering this as triggering event. Based on the analysis performed, there were no impairment charges to long-lived assets during the year ended December 31, 2023.

We recognized an impairment charge of $14,160 related to our long-lived assets during the year ended December 31, 2022. For more information refer to Note 21.
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
See Note 14 for disaggregated revenue data.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Share-Based Compensation
The Company grants share-based awards to employees and directors of the Company as compensation for services rendered or performance achieved. We recognize the cost of share-based awards granted to employees and directors based on the estimated grant-date fair value of the awards. The fair value is recognized as compensation expense over the requisite service period for all awards that vest. For performance-based stock options, compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied. Compensation costs for awards that cliff vest and for graded vesting awards based solely on service conditions are recognized on a straight-line basis. Graded vesting based on performance conditions are recognized on a ratable basis over the requisite service period using the accelerated attribution model. For restricted stock, compensation cost is recognized over the original restriction period. The Company reverses previously recognized costs for unvested options in the period that forfeitures occur. The Company's restricted stock units with a performance vesting condition were measured at fair value on its grant date using a risk-neutral Monte-Carlo simulation model. The Monte-Carlo model includes assumptions for expected term, volatility, risk free interest rate and dividend yield, each of which are determined in reference to the Company's historical results. The Company determines the fair value of the stock options using the Black-Scholes option pricing model, which are impacted by the following assumptions:

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

Reportable Segments
Refer to Note 15 for more information on the Company's operating segments.
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

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Net Loss Per Share

The Company applies basic and diluted net loss per share attributable to the Company's common shareholders when shares meet the definition of participating securities.

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

Recently Adopted Accounting Pronouncements

ASU No. 2016-13- Credit Losses on Financial Instruments (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses for certain financial instruments and financial assets. For trade receivables, we are required to estimate lifetime expected credit losses. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023. We have adopted the provisions of Accounting Standards Update (ASU) No. 2016-13, Credit Losses on Financial Instruments (Topic 326). After careful consideration and analysis, we have determined that the adoption of this pronouncement has not had a material impact on our financial reporting. Therefore, our financial statements and disclosures have not been significantly affected by the adoption of this standard.

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

ASU No. 2023-07, Segment Reporting (Topic 280)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures(“ASU 2023-07”). ASU 2023-07 enhances reportable segment disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. Additionally, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and we expect to adopt ASU 2023-07 prospectively. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

ASU No. 2023-09, Income Taxes (Topic 740)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the existing income tax disclosures to provide additional information to better assess how an entity’s operations, related tax risks and tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. ASU2023-09 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and we expect to adopt ASU 2023-09 prospectively. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.
4. FAIR VALUE MEASUREMENTS
The following table provides the fair value measurement hierarchy of the Company’s assets and liabilities, except for those assets and liabilities that are short term in nature and approximate the fair values, as of the periods presented:

	Level 1	Level 2	Level 3	Total

As of December 31, 2023
Assets:
Investment – Cansativa	—	—	—	—
Total Assets	$—	$—	$—	$—
Liabilities:
Loans and borrowings	—	1,218	—	1,218
Total Liabilities	$—	$1,218	$—	$1,218

As of December 31, 2022
Assets:
Investment – Cansativa	—	—	5,679	5,679
Total Assets	$—	$—	$5,679	$5,679
Liabilities:
Loans and borrowings	$—	$1,530	$—	$1,530
Warrant Liability	—	—	113	$113
Total Liabilities	$—	$1,530	$113	$1,643
Investment – Cansativa

Our investment in Cansativa’s equity securities was fully divested during the three months ended December 31, 2023. Please refer to Note 7.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

The following table provides a summary of changes in fair value of the Company’s Level 3 investments for the year ended December 31, 2023:

Level 3
Balance, December 31, 2022	$5,679
Proceeds from sale of investment	$(1,863)
Loss on sale of investment	$(3,738)
Loss due to foreign exchange fluctuation	$(78)
Balance, December 31, 2023	$—

During the years ended December 31, 2023 and December 31, 2022, there were no transfers between fair value measurement levels.
5. INVENTORIES, NET
Inventories are comprised of the following items as of the periods presented:

	December 31, 2023	December 31, 2022
Raw materials	$1,095	$1,204
Work in progress – harvested cannabis and extracts	92	21
Finished goods – cannabis extracts	1,396	6,703
Finished goods – other	1,900	471
Total	$4,483 (a)	$8,399 (b)
(a) inventory attributed to cannabis and non-cannabis was $3,456 and $1,027, respectively.
(b) inventory attributed to cannabis and non-cannabis was $7,260 and $1,139, respectively.
During the years ended December 31, 2023 and 2022, the Company recorded inventory provision for approximately $1,359 and $4,736, respectively, to cost of sales for obsolete inventories.

6. PREPAID, DEPOSITS AND OTHER RECEIVABLES
Prepaid, deposits and other receivables are comprised of the following items as of the periods presented:

	December 31, 2023	December 31, 2022

Prepaid expenses & advances	378	650
Indirect tax receivables	1,172	2,007
Deposits	99	51
Total	$1,649	$2,708

Prepaid expenses and advances represent amounts paid upfront to vendors primarily for director and officer's insurance. Deposits includes security deposits for rent.

CLEVER LEAVES HOLDINGS INC.
(FORMERLY KNOWN AS SCHULTZE SPECIAL PURPOSE ACQUISITION CORP.)
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
7. INVESTMENTS

Cansativa

On October 17, 2023, the Company completed sale of remaining Cansativa investments of 3,648 shares of Cansativa (the “Shares”), representing its entire interest in Cansativa, of which 3,582 Shares were purchased by Cansativa GmbH and 66 Shares were purchased by Entrepreneurial Investment GmbH IP, for a total purchase price of approximately €1,817 ($1,863). A total loss of $3,738 was recorded in other Expense (Income) in the Consolidated Statements of Operations during the year ended December 31, 2023 as the difference between the sale price and the carrying value on the date of sale.

During 2022, the Company sold 1,586 shares in Cansativa to an unrelated third-party for approximately EUR 2,300. At the time of the sale, the Company compared the transaction value of the shares sold to the carrying value of shares sold and recognized a gain of $1,983. Immediately following the sale, the Company remeasured its retained interest which resulted in an additional gain of $4,868. As a result, a total of $6,851 was recorded in other income in the Consolidated Statements of Operations during the year ended December 31, 2022.

8. INTANGIBLE ASSETS, NET
The Company had acquired cannabis-related licenses as part of a business combination in 2018 with a gross value of approximately $19,000, having indefinite useful lives and expected to generate economic benefit to the Company in perpetuity.
However, in the year ended December 31, 2022 due to continued decline in the Company’s stock price and that year’s projected revenues falling behind the target, the Company performed an interim impairment assessment on its indefinite-lived intangible assets and recognized an impairment charge of $19,000 along with the related deferred tax liability write-off of $6,650 for the year then ended. In addition, as part of the Herbal Brand acquisition in 2019, the Company acquired finite-lived intangible assets with a gross value of approximately $7,091. During the years ended December 31, 2023 and 2022 the Company recorded approximately $701 and $763, respectively, of amortization related to its finite-lived intangible assets.

The following tables present details of the Company’s total intangible assets as of December 31, 2023 and December 31, 2022.

The value of product formulation intangible asset is included in the value of Brand:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0.0
Customer relationships	1,000	790	210	2.3
Customer list	650	607	43	0.3
Brand	4,516	2,116	2,400	5.3
Total finite-lived intangible assets	$7,091	$4,438	$2,653

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (in Years)
Finite-lived intangible assets:
Customer contracts	$925	$925	$—	0.0
Customer relationships	1,000	669	331	3.0
Customer list	650	478	172	1.3
Brand	4,516	1,665	2,851	6.3
Total finite-lived intangible assets	$7,091	$3,737	$3,354

Indefinite-lived intangible assets:
Licenses	$19,000	N/A	$19,000
Impairment Charge	$(19,000)	N/A	$(19,000)
Total indefinite-lived intangible assets	$—	N/A	$—
Total intangible assets	$7,091	$3,737	$3,354

Impairment Testing - Finite-Lived Intangibles

Due to the continued decline in the Company’s stock price and the current year’s projected revenues falling behind target, the Company considered these as triggering events and performed ASC 360 analysis. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including assumptions about revenue projections, regulations, operating margins, capital requirements and income taxes). In performing such review, the Company makes judgments about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. The Company recognizes an impairment if the carrying amount of the long-lived asset group exceeds the Company’s estimate of the asset group’s undiscounted future cash flows. For the year ended December 31, 2023 and 2022, no impairment was recognized related to the carrying value of any of the Company's finite lived intangible assets.

Amortization Expense

The following table reflects the estimated future amortization expense for each period presented for the Company’s finite-lived intangible assets as of December 31, 2023:

Estimated Amortization Expense
2024	$585
2025	542
2026	482
2027	452
2028	451
Thereafter	141
Total	$2,653

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
9. PROPERTY, PLANT AND EQUIPMENT, NET
The Company has property, plant, and equipment related to land, buildings and warehouses, leasehold improvements, laboratory, and construction in progress. Property, plant and equipment, net consisted of the following:

	December 31, 2023	December 31, 2022
Land	$1,806	$1,806
Building & warehouse	7,817	7,658
Laboratory equipment	6,571	6,416
Agricultural equipment	1,598	1,477
Computer equipment	1,384	1,397
Furniture & appliances	828	785
Construction in progress (b)	162	240
Other	948	1,304
Property, plant and equipment, gross	21,114	21,083
Less: accumulated depreciation(a)	(8,793)	(7,120)
Property, plant and equipment, net	$12,321	$13,963
(a) The Company recorded total depreciation expense in the Consolidated Statement of Operations for approximately $1,673 and $1,418 in 2023 and 2022, respectively. Total depreciation for the year ended December 31, 2023 includes approximately $738 and $973 of depreciation, included in cost of goods sold and research & development expense respectively. Total depreciation for the year ended December 31, 2022 includes approximately $1,213 and $802 of depreciation, included in inventory and costs of goods sold, respectively.
(b) Construction in progress primarily relate to on-going construction of the Company's Colombian facilities.
10. DEBT

	December 31, 2023	December 31, 2022
Current portion	498	465
Non-current portion	720	1,065
Total Debt	$1,218	$1,530

Portugal Debt

In January 2021, Clever Leaves Portugal Unipessoal LDA borrowed €1,000 ($1,213) (the "Portugal Debt"), from a local lender (the "Portugal Lender") under the terms of its credit line agreement. The Portugal Debt pays interest quarterly at a rate of Euribor plus 3 percentage points.

For the years ended December 31, 2023 and 2022, the Company recognized interest expense of approximately €41 ($44) and €28 ($30), respectively, and repaid principal of approximately €250 ($268) and €250 ($264), respectively, of the Portugal Debt in accordance with the terms of the loan agreement. The outstanding principal balance of the Portugal Debt as of December 31, 2023 and December 31, 2022 was €500 ($552) and €750 ($805), respectively. In December 2022, the Company approved a plan to shut-down its cultivation activities in Portugal in order to preserve cash and ceased its operations in 2023. The Portugal Debt was not discharged as part of the restructuring and remains outstanding.
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
12.25% per annum denominated in Colombian pesos. The principal and interest are repaid semi-annually. For the years ended December 31, 2023 and 2022, the outstanding principal balance was approximately COP$2,543,867 ($666) and COP$3,471,576 ($725), respectively.

Schedule of Principal Maturities of Debt:

The future scheduled principal maturities of debt as of December 31, 2023 were as follows:
2024	$498
2025	498
2026	222
Total future principal maturities	$1,218

11. CAPITAL STOCK
Common Shares
As of December 31, 2023 and 2022, a total of 1,727,698 and 1,454,559 (on a post-Reverse Share Split basis) common shares were issued and outstanding, respectively. The increase in outstanding shares was primarily the result of shares issued under the ATM. See Equity Distribution Agreement disclosed below.

In April 2022, the Company fully repaid its 2024 Convertible Note with accrued interest. In connection with the convertible note purchase agreement, the Company issued a total of 50,233 (Pre-split 1,507,000) common shares upon debt conversion to the note holder as of December 31, 2022.

Reverse Share Split

On June 28, 2023, the board of directors of the Company approved a 1-for-30 reverse share split. On August 24, 2023, the Company effected the reverse share split in order to demonstrate compliance with Nasdaq’s Minimum Bid Price Requirement prior to the end of the Second Compliance Period, in accordance with Nasdaq rules. As a result of the reverse share split, the Company’s outstanding common shares were reduced from approximately 45.7 million to approximately 1.5 million, based on the number of common shares outstanding as of August 24, 2023. All share and per share information in these financial statements has been retroactively adjusted to reflect the reverse share split. No fractional shares were issued in connection with the reverse share split. Instead, pursuant to the Business Corporations Act (British Columbia), each fractional share remaining after completion of the reverse share split that is less than half of a whole share was rounded down and canceled without consideration to the holders thereof and each fractional share that was at least half of a whole share was rounded up to one whole common share. The reverse share split was applied to all the Company’s outstanding common shares and therefore did not affect any shareholder’s ownership percentage of the shares, except for changes as a result of the elimination of fractional shares. The reverse share split did not alter the voting rights or other rights attached to the shares.

The reverse share split was effected to, regain compliance with Nasdaq Listing Rule 5550(a)(2), which required the Company, to maintain a minimum bid price of at least $1.00 per share. On September 11, 2023, the Company received a letter from Nasdaq confirming it had regained compliance with Listing Rule 5550(a)(2).

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

Following the filing of this Form 10-K, we expect to continue to be subject to the limitations under General Instruction I.B.6. of Form S-3. As such we will not be able to sell more than one-third of the aggregate market value of the voting and non-voting

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
common equity held by non-affiliates, with such aggregate market value calculated using figures from a date or dates, as the case may be, within the preceding 60 days from the filing of this Form 10-K. We will file any prospectus supplements as may be required to reflect such lower maximum offering amount. If our public float increases such that we may sell additional amounts under the Equity Distribution Agreement and the Prospectus Supplement, we will file another amendment to the Prospectus Supplement prior to making additional sales.

For the year ended December 31, 2023, the Company issued and sold 253,898 shares (on a post-Reverse Share Split basis) pursuant to the ATM offering, for aggregate net proceeds $1,140, which consisted of gross proceeds of $1,339 and $199 equity issuance costs. No shares were sold pursuant to the ATM offering during the three months ended December 31, 2023.

Warrants

As of December 31, 2022, excluding the Rock Cliff warrants, the Company had 12,877,361 of its public warrants classified as a component of equity and 4,900,000 of its private warrants recognized as liability. In connection with the Reverse Share Split, the warrants were adjusted in accordance with their terms such that each warrant entitles the holder to purchase 1/30 common share at an exercise price of $11.50 per warrant. The warrants expire on December 18, 2025, at 5:00 p.m., New York City time, or earlier upon redemption. The Company may redeem the outstanding public warrants at a price of $0.01 per warrant if the last reported sales price of the Company’s common shares equals or exceeds $540.00 per share (on a post-Reverse Share Split basis) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders. The private warrants were issued in the same form as the public warrants, but they (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis at the holder’s option, in either case as long as they are held by the initial purchasers or their permitted transferees (as defined in the warrant agreement). Once a private warrant is transferred to a holder other than an affiliate or permitted transferee, it is treated as a public warrant for all purposes. The terms of the warrants may be amended in a manner that may be adverse to holders with the approval of the holders of at least a majority 50.1% of the then outstanding warrants.

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

For the year ended December 31, 2022, the Company performed a valuation of the private warrants and as a result recorded, in the statement of operations, a net gain on remeasurement of approximately $2,092, respectively in its consolidated statement of operations.

On December 10, 2023, the Company terminated the private warrants and recorded a net gain of approximately $107 on termination of which is included in the statement of operations for the year ended on December 31, 2023 along with the net gain of $6 directly attributable to remeasurement of the warrant liability at the end of each quarter during the year. As of December 31, 2023 there were no private warrants recognized as a liability.
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

In August 2020 and in connection with the Company's modification to the Herbal Brands Loan, the Company extended the expiration date of the Rock Cliff Warrants to May 3, 2023 and the Rock Cliff Warrants expired on that date.

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
During the years ended December 31, 2023 and 2022, the Company recorded $nil and $38, respectively, to interest expense.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
Subsequent to year end, we sold our non cannabinoid business segment comprised of nutraceutical and other natural remedies, wellness products, detoxification products, and nutritional and dietary supplements. See Note 22 to our consolidated financial statements for the year ended December 31, 2023 included in this Form 10-K for more information.

12. GENERAL AND ADMINISTRATION
The components of general and administrative expenses were as follows:

	Year ended
	December 31, 2023	December 31, 2022

Salaries and benefits	$9,416	$12,272
Office and administration	2,818	4,173
Professional fees	3,589	3,633
Share based compensation	818	2,343
Rent	747	814
Other	605	595
Total	$17,993	$23,830

13. SHARE-BASED COMPENSATION

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

As of December 31, 2020, the Company had reserved 150,000 (Pre-Split 4,500,000) common shares for issuance to its employees, directors, outside advisors and non-employee consultants pursuant to the 2018 Plan. Unless otherwise provided, at the time of grant, the options issued pursuant to the 2018 Plan expire ten years from the date of grant and generally vest over four years, with 25% of the award vesting in four equal installments. No new awards have been issued under the 2018 Plan since 2020.

Clever Leaves Holdings Inc. 2020 Incentive Award Plan

In connection with the Business Combination, the Company adopted the Clever Leaves Holdings Inc. 2020 Incentive Award Plan (the “2020 Plan”) which provides for the Company to grant incentive stock options, non-qualified stock options, RSUs and other shares-based awards to its employees, directors, officers, outside advisors and non-employee consultants.

Under the 2020 Plan, the Company had reserved 93,774 (Pre-Split 2,813,215) common shares for issuance to its employees, directors, outside advisors and non-employee consultants which were further increased to 279,607 (Pre-Split 8,388,215) common shares by adding 185,833 (Pre-Split 5,575,000) shares to the 2020 Plan during the year. Unless otherwise provided, at the time of grant, the options and RSUs issued pursuant to the 2020 Plan generally expire ten years from the date of grant and generally vest over four years, with 25% of the award vesting in four equal installments. As of December 31, 2023 and December 31, 2022, 194,090 and 38,065 (Pre-Split 1,141,945) common shares, respectively, were available for future grants of the Company’s common shares under the 2020 Incentive Award Plan.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Clever Leaves Holdings Inc. 2020 Earnout Award Plan

In connection with the Business Combination, the Company adopted the Clever Leaves Holdings Inc. 2020 Earnout Award Plan (the “Earnout Plan”). The purpose of the Earnout Plan is to provide equity awards following the closing of the Business Combination to certain directors, employees and consultants that have contributed to the Business Combination. Under the Earnout Plan, (i) shares constituting 50% of the share reserve were to be issuable only if the closing price of the Company's common shares on Nasdaq equals or exceeds $375 per share (as adjusted for shares splits, reverse splits, stock dividends, reorganizations, recapitalization or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before the second anniversary of the closing (which condition was met on March 16, 2021), and (ii) shares constituting the remaining 50% of the share reserve will be issued only if the closing price of the Company's common shares on Nasdaq equals or exceeds $450 per share (as adjusted for stock splits, reverse splits, stock dividends, reorganizations, recapitalizations or any similar event) for any 20 trading days within any consecutive 30 trading day period on or before the fourth anniversary (December 18, 2024) of the closing. Equity awards granted prior to these hurdles being met will vest only if the applicable hurdles are achieved; equity awards granted following the hurdles being achieved need not include the hurdles. In addition, the Company’s board of directors may choose to impose additional vesting conditions.
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

As of December 31, 2023 and December 31, 2022, 18,703 and 17,955 (Pre-Split 538,651) common shares, respectively, were available for future issuance under the 2020 Earnout Award Plan.

Share-Based Compensation Expense
The following table summarizes the Company's share-based compensation expense for each of its awards, included in the Consolidated Statement of Operations:

	Year Ended
	December 31, 2023	December 31, 2022

Share-based compensation award type:
Stock Options	$158	$237
RSUs	660	2,106
Total Shared Based Compensation Expense	$818	$2,343
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

Weighted Average Assumptions
	December 31, 2023	December 31, 2022
Risk-free interest rate	N/A (b)	0.40% - 2.82%
Expected dividend yield	N/A (b)	0.0%
Expected volatility	N/A (b)	75% to 90%
Expected life (in years)	N/A (b)	0.25 - 6.08
Exercise price (per share) (a)	N/A (b)	$1.64 - $2.76
(a) The Company has reported exercise price in previous period to conform to the current period presentation.
(b) N/A - No new options were granted during the year

Stock Options
The following table summarizes the Company’s stock option activity during the years ended December 31, 2023 and 2022:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as at December 31, 2021	26,139	$177.73	3.68	$—
Granted	771	$64.80	7.05	$—
Exercised	(5,296)	$7.20	—	$130
Forfeited	(2,025)	$225.93	—	$—
Expired	(5,970)	$190.20	—	$—
Balance as at December 31, 2022	13,619	$214.51	2.56	$—
Granted	—	$—	7.05	$—
Forfeited	(1,095)	$261.54	—	$—
Expired	(4,222)	$320.87	—	$—
Balance as at December 31, 2023	8,302	$153.01	1.36	$—
Vested and expected to vest as at December 31, 2023	7,960	$146.70	1.40	$—
Vested and exercisable as at December 31, 2023	7,115	$116.16	0.86	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for all stock options that had exercise prices lower than the fair value of the Company’s common shares.

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2023 and 2022 was $nil and $48.74 (adjusted post-split), respectively.

The share-based compensation expense related to unvested stock options awards not yet recognized as of December 31, 2023 and 2022 was $136 and $392 (adjusted post-split), which is expected to be recognized over a weighted average period of 0.8 years and 1.0 year, respectively.

Restricted Share Units
Time-based Restricted Share Units
The fair value for time-based RSUs is based on the closing price of the Company's common shares on the grant date.
The following table summarizes the change in the Company’s time-based restricted share unit activity during the years ended

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
December 31, 2023 and 2022:

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2021	16,762	$327.90
Granted	66,819	$75.90
Vested	(9,235)	$275.70
Canceled/forfeited	(28,780)	$112.50
Unvested as of December 31, 2022	45,566	$105.05
Granted	45,251	$7.49
Vested	(18,164)	$89.84
Canceled/forfeited	(8,949)	$44.55
Unvested as of December 31, 2023	63,704	$48.59
The stock-based compensation expense related to unvested time-based restricted share units not yet recognized as of December 31, 2023 and 2022 were $1,559 and $2,949, respectively, which is expected to be recognized over a weighted average period of 0.8 years and 1.8 years respectively.

Market-based Restricted Share Units
The Company has previously granted RSUs with both a market conditions and a service condition (market-based RSUs) to the Company's employees. No such market-based RSU were granted during the year ended December 31 2023 and 2022. The market-based condition for these awards requires that (i) the Company's common share maintain a closing price equal to or greater than $375 for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2022 (which condition was met on March 16, 2021) or (ii) the Company's common share maintain a closing price equal to or greater than $450 for any 20 trading days within any consecutive 30 trading day period on or before December 18, 2024. Provided that the market-based condition is satisfied, and the respective employee remains employed by the Company, the market-based RSUs will vest in four equal annual installments on the applicable vesting date. The RSUs with the closing-price condition of $375 or more was met in the year ended December 31, 2021.

The following table summarizes the change in the Company's market-based restricted share units activity during the years ended December 31, 2022 and December 31, 2023.

	Restricted Share Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2021	35,789	$388.20
Granted	—	—
Vested	(3,350)	417.37
Canceled/forfeited	(14,807)	387.00
Unvested as of December 31, 2022	17,632	$384.03
Granted	—	—
Vested	(1,372)	415.92
Canceled/forfeited	(5,990)	387.85
Unvested as of December 31, 2023	10,270	$379.78

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

The share-based compensation expense related to unvested market-based RSUs not yet recognized as of December 31, 2023 and 2022 were $459, and $2,081 which is expected to be recognized over a weighted average period of 1.0 year year and 2.1 years respectively.

The following table represents the weighted-average assumptions used in the Monte Carlo simulation model to determine the fair value of the restricted share units granted during the years ended December 31, 2022 and December 31, 2023.

	Weighted Average Assumptions
	December 31, 2023	December 31, 2022
Grant date share price	$7.49	$75.89
Risk-free interest rate	3.64%	1.56%
Expected dividend yield	0.0%	0.0%
Expected volatility	75%	75%
Expected life (in years)	0.42	2.1-2.4

14. REVENUE

Disaggregation of Revenue
See Note 15 Segment Reporting for disaggregation of revenue data.

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

As of December 31, 2023 and 2022, the Company's deferred revenue, included in current liabilities was $20 and $1,072, respectively.

15. SEGMENT REPORTING
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

The Company’s management evaluates segment profit/loss for each of the Company’s operating segments. The Company defines segment profit/loss as income from continuing operations before interest, taxes, depreciation, amortization, share-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
miscellaneous expenses. Segment profit/loss also excludes the impact of certain items that are not directly attributable to the reportable segments’ underlying operating performance. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. The Company does not have any material inter-segment sales. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CEO. Segment intangible assets, net, are disclosed in Note 8 Intangible Assets.
As of December 31, 2023 and December 31, 2022 the Company’s operations were organized in the following two reportable segments:
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

The following table is a comparative summary of the Company’s net sales and segment profit for by reportable segment for the periods presented:

	Year ended
	December 31, 2023	December 31, 2022
Segment Net Revenue:
Cannabinoid	$6,558	$4,729
Non-Cannabinoid	10,859	11,681
Total Net Revenue	17,417	16,410

Segment Profit (Loss):
Cannabinoid	(10,783)	(17,354)
Non-Cannabinoid	2,247	1,346
Total Loss	$(8,536)	$(16,008)

Reconciliation:
Total Segment Loss	(8,536)	(16,008)
Unallocated corporate expenses	(7,221)	(8,328)
Non-cash share based compensation	(818)	(2,343)
Depreciation and amortization	981	(1,240)
Intangible Asset Impairment	—	(19,000)
Loss from operations	$(15,594)	$(46,919)

Loss on debt extinguishment, net	—	2,263
Gain on remeasurement of warrant liability	(113)	(2,092)
Loss (Gain) on investment	3,738	(6,851)
Foreign exchange loss	433	963
Interest expense	46	2,672
Other expense (income), net	31	220
Loss from operations before income taxes and equity investment loss	$(19,729)	$(44,094)

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenue of 10% or greater of total revenues are presented below for the periods indicated:

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	Percentage of Revenues		Percentage of Accounts Receivable
	December 31,		December 31,
	2023	2022	2023	2022
Customer A (b)	12%	13%	16%	18%
Customer B (a)	12%	*	*	*
Customer E (a)	*	*	*	10%
Customer F (a)	*	*	20%	13%
Customer G (a)	*	*	13%	*
Customer H (a)	*	*	12%	*
* denotes less than 10%
(a) net sales attributed are reflected in the cannabinoid segments
(b) net sales attributed are reflected in the non-cannabinoid segments

During 2023 and 2022, the Company's net sales for the non-cannabinoid segment were in the U.S; cannabinoid net sales were mostly outside of the U.S., primarily in Colombia, Israel, Brazil and Australia.

The following table disaggregates the Company’s long-lived assets, by segment for the periods presented:

	December 31, 2023	December 31, 2022
Long-lived assets
Cannabinoid	$13,756	$15,308
Non-Cannabinoid	65	155
Total	$13,821	$15,463
The following table disaggregates the Company’s revenues by channel for the periods presented:

	Year ended
	December 31, 2023	December 31, 2022
Mass retail	$11,377	$8,531
Distributors	4,838	6,796
Specialty, health and other retail	255	577
E-commerce	947	506
	$17,417	$16,410

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table represents the Company's revenues attributed to countries based on location of customer:

	Year Ended December 31,
	2023	2022
United States	$10,859	11,461
Israel	600	991
Australia	1,683	1,455
Brazil	3,099	1,431
Germany	235	839
Other	941	233
Total	$17,417	$16,410
(a) The Company has presented December 31, 2022 information to conform to the current period presentation.

16. INCOME TAX
Income tax recognized in the statement of operations:

	Year ended
	December 31, 2023	December 31, 2022
Current tax
Current tax expense in respect of the current year	$68	$296

Deferred tax
Deferred tax expense (recovery) in the current year	—	(6,650)
Total income tax expense recognized in the current year	$68	$(6,354)
The reconciliation of income tax expense attributable to loss before income taxes differs from the amounts computed by applying the combined federal and provincial combined tax rate of 27% (2022 — 27%) of pre-tax loss as a result of the following:

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	Year ended
	December 31, 2023	December 31, 2022
Net loss before income tax	$(19,729)	(44,094)
Expected federal income tax recovery calculated at 27% (a)	(5,327)	(11,905)
Effect of income/expenses, net, that are not (taxable)/deductible (permanent differences) in determining taxable profit	800	527
Tax rates differences applicable to foreign subsidiaries	929	(1,070)
Loss related to loan conversion		(319)
Change valuation allowance	4,065	7,961
Foreign exchange	(248)	—
Changes in tax rates	—	—
Intangible asset impairment - effect of tax rate difference	—	(1,520)
Other	(151)	(28)
Income tax expense	$68	$(6,354)

(a)Due to the substantial alignment of the taxable income base between Canada and its provinces, the combined federal and provincial rate has been used as the reconciliation rate.

The following net deferred tax assets are not recognized in the consolidated financial statements due to the unpredictability of future income as of the periods presented:

	Year ended
	December 31, 2023	December 31, 2022
Deferred tax asset (liability)
Non-capital losses carry forward	$42,510	$37,212
Capital losses carryforward	796	3,198
Other	4,876	4,222
Property, plant and equipment	1,067	978
Intangibles	504	625
Deferred tax assets	$49,753	$46,235
Valuation allowance	(45,988)	(42,338)
Intangible assets	—	—
Investments	—	(600)
Other	(3,765)	(197)
Net deferred tax liability	$—	$3,100
As at December 31, 2023, the Company has operating losses, which may be carried forward to apply against future year’s income tax for income tax purposes, subject to final determination by taxation authorities and expiring as follows:

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

	Canada	United States	Colombia	United Kingdom	Portugal	Germany	Total

2030	$—	$—	$2,689	$—	$—	$—	$2,689
2031	—	—	12,395	—	1,853	—	$14,248
2032	—	—	6,135	—	3,969	—	$10,104
2033	—	—	7,591	—	4,037	—	$11,628
2034	—	—	25,247	—	8,001	—	$33,248
2035	—	—	7,364	—	7,866	—	$15,230
2037	—	641	—	—	—	—	$641
2038	—	—	—	—	—	—	$—
2039	502	—	—	—	—	—	$502
2040	11,066	—	—	—	—	—	$11,066
2041	8,869	—	—	—	—	—	$8,869
2042	7,248	—	—	—	—	—	$7,248
2043	4,669	—	—	—	—	—	$4,669
Indefinite	—	14,648	—	319	—	12,868	$27,835
Total	$32,354	$15,289	$61,421	$319	$25,726	$12,868	$147,977
Should all of the deferred tax assets be recognized as an asset in the future, approximately $390 of the benefit would be credited to share capital. Due to the losses sustained by the Company in the current and prior periods, no amount of deferred tax related to investments in subsidiaries has been recognized.
Uncertain Tax Benefits
The Company has recorded no provisions for, or reserved amounts related to unrecognized deferred tax assets in respect of, uncertain tax benefits for the year ended December 31, 2023 and there are no foreseeable changes for the 12 months following December 31, 2023. In the current year, the Company recorded $14.5 of interest or penalties related to Canadian foreign reporting late filing penalties. All years since the incorporation of the Company and its subsidiaries remain open to be audited by tax authorities.

17. NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year, without consideration for common share equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the year determined using the treasury-stock method. For the purposes of this calculation, common share warrants and stock options are considered to be common share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share:

	Year Ended
	December 31, 2023	December 31, 2022
Numerator:
Net loss from continuing operations	$(19,797)	$(37,804)
Net loss from discontinued operations	1,898	(28,361)
Adjustments to reconcile to net loss available to common stockholders:
Net loss — basic and diluted	$(17,899)	$(66,165)

Denominator:
Weighted-average common shares outstanding - basic and diluted	1,567,601	1,279,746

Loss from continuing operations	$(12.63)	$(29.54)
Income (loss) from discontinued operations	$1.21	$(22.16)
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

The Company excluded the following potential common shares, presented based on amounts outstanding at December 31, 2023 and 2022, from the computation of diluted net loss per share attributable to common shareholders because including them would have had an anti-dilutive effect:

	December 31, 2023	December 31, 2022
		(a)
SAMA earnout shares	19,007	19,007
Stock options	8,091	13,683
Unvested restricted share units	73,974	63,264
Total	101,072	95,954
Common Stock warrants (b)                             12,877,361     17,840,951

(a) Prior year numbers are adjusted for the Reverse Share Split
(b) No change in number of warrants due to the Reverse Share Split. In connection with the Reverse Share Split, the warrants were adjusted in accordance with their terms such that each warrant entitles the holder to purchase 1/30 common share at an exercise price of $11.50 per warrant. During the year ended December 31, 2023, 63,590 units of Rock-cliff warrants expired in May and 4,900,000 units of Private Warrants were terminated in December.

18. LEASES

On January 1, 2022, the Company adopted the accounting standard ASC 842, Leases, using the modified retrospective method. We elected this adoption date as our date of initial application. As a result, we have not updated financial information related to, nor have we provided disclosures required under ASC 842 for, periods prior to January 1, 2022. The primary changes to our policies relate to recognizing most leases on our statement of financial position as liabilities with corresponding right-of-use ("ROU") assets.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
The Company has entered into agreements under which we lease various real estate spaces in North America and Latin America under non-cancellable leases that expire on various dates through calendar year 2029. Some of our leases include options to extend the term of such leases for a period from 12 months to 60 months, and/or have options to terminate the lease early. Some of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, insurance and maintenance costs.

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

	Financial Statement Classification	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease costs:
Operating lease costs-Fixed	General and administrative	624	1,321
Short Term Lease Expense	General and administrative	122	119
Sub-lease income	General and administrative	—	(212)
Operating lease costs	Inventory	—	154
Total lease costs		$746	$1,382

The table above includes amounts relating to the Company's lease costs, which includes net costs recognized in our operating expenses during the period, including amounts capitalized as part of the costs of Inventory, in accordance with ASC 330. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments and are excluded from the calculation of operating lease liabilities and ROU assets. For year ended December 31, 2023 and 2022, cash paid for amounts associated with our operating lease liabilities was approximately $829 and $1,611, respectively, which was classified as operating activities in the consolidated statement of cash flows.

The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of December 31, 2023:

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

Leases and a reconciliation to the operating lease liabilities as of December 31, 2023
2024	$396
2025	205
2026	168
2027	122
2028	78
Thereafter	9
Total future fixed operating lease payments	$978

Less: Imputed interest	$109
Total operating lease liabilities	$869

Weighted-average remaining lease term - operating leases	3.15
Weighted-average discount rate - operating leases	8.59%

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)

19. DISCONTINUED OPERATIONS

The Company conducted a comprehensive review of its production capacity for cannabis extracts. This evaluation led to the decision to scale back on certain extraction capacity and related assets, resulting in asset write-off charges. The Company also approved the shutdown of its cultivation activities in Portugal to preserve cash and improve operating margins. The Company has completed the cessation of its Portuguese flower cultivation, post-harvest processes, and manufacturing activities. The Company's post-harvest facility was sold in the third quarter of 2023. Subsequently, the Farm land was sold on January 31, 2024 which completed the wind-down operations in Portugal.

The company determined that shutdown of Portugal operations met the criteria to be classified as a discontinued operation, and, as a result, its historical financial results are reflected in the Company's financial statements as a discontinued operation and, assets and liabilities were classified as assets and liabilities held for sale.

To provide transparency and facilitate comparison, the table below presents the major line items constituting the pretax profit or loss of the discontinued operations for the twelve months ended December 31, 2023, and the twelve months ended December, 2022:

		Twelve Months Ended December 31,
		2023	2022
Revenue, net		$551	$1,390
Cost of sales		—	(4,276)
Gross profit (loss)		551	(2,886)
Expenses
General and administrative		1,422	3,985
Restructuring expenses		—	20,494
Depreciation and amortization		—	817
Total expenses		1,422	25,296

Loss from operations		(871)	(28,182)

Interest expense		44	30
Gain on sale of assets	—	(2,862)
Foreign exchange loss		49	167
Other expense (income), net		—	(18)

Net gain (loss)		$1,898	$(28,361)

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
Commitments
On July 1, 2023, an asset purchase agreement (the "APA") was entered into by and among (the Company) as guarantor, Clever Leaves Portugal Unipessoal, Lda. (the "Seller" or "Clever Leaves Portugal"), a wholly-owned subsidiary of the Company, and Terra Verde, Lda. (the "Purchaser"), a wholly-owned subsidiary of Curaleaf International, part of Curaleaf Holdings, Inc. Pursuant to the APA, the Purchaser agreed to acquire, and the Seller agreed to sell, certain laboratory and processing equipment for the production of cannabinoid products, as well as informational rights to policies and procedures for the production and manufacture of such cannabinoids that the Seller used in its EU-GMP certified cannabis processing facility in Setubal, Portugal.
Under the terms of the AP A, the Company has provided a guarantee in case of malfunctioning of the equipment for a period of
12 months expiring July 2024. The total amount of the guarantee will not exceed, in any circumstances, €500 and undertakes the obligation of principal payor renouncing to the benefit of prior foreclosure of the Seller's assets. The Company considers the probability of requiring payment under the guarantee to be remote. Hence, no liabilities or expenses are recorded in the financial statements.
The Company does not have any commitments to purchase raw materials at specific prices under any supplier contracts. The Company is committed to pay approximately $777 for the year 2024 insurance coverage. Additionally, see Note 10 for information on the Company's debt obligations.

21. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During 2022, the Company approved several restructuring activities. The Company implemented various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and optimizing its business model.

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

In December 2022, the Company approved a plan to shut-down its cultivation activities in Portugal in order to preserve cash. Subsequently, in January 2023, the Company further approved the wind-down of the entire Portuguese operations to improve operating margin and solely focusing its Cannabis cultivating and production in Colombia. Under this restructuring plan, the Company ceased its Portuguese flower cultivation, post-harvest processes, and manufacturing activities in full by the end of the first quarter of 2024. Subsequent to year end, the Company sold farm land in January 2024 and completed the wind-down process of its Portugal operations.

As part of its restructuring activities, the Company had incurred expenses that qualify as exit and disposal costs under GAAP. For the year ended December 31, 2022, total restructuring charges included employee severance of $2,233, asset write-off of $23,865, and exit and disposal cost of $844. Asset write off includes Property, plant and equipment write offs of $10,396 and other assets write off of $1,494 related to the exit of the Portuguese operations including inventory reserve of $6,726 and costs to maintain the facilities until an orderly wind-down. The Company charged the restructuring program costs to other operating expenses. No restructuring expenses were recorded during the year ended December 31, 2023.

CLEVER LEAVES HOLDINGS INC.
Notes to the Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, except share and per share amounts and where otherwise noted)
22. SUBSEQUENT EVENTS

a) Subsequent to year-end, the Company entered into a contract to sell Portugal Farm-land (Asset held for sale at December 31, 2023) for which a total consideration of EUR1.4 million ($1.5 million) was received on January 29, 2024. This transaction completes the Company's wind-down of its operations in Portugal.

b) On March 21, 2024 (the "Closing Date"), the Company and NS US Holdings, Inc. (the Seller”), which is a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement with KAC Investments LLC, (the “Buyer”), pursuant to which the Company sold its non-cannabinoid business segment (the “Sale Transaction”), which is comprised of the Company’s wholly owned subsidiary Herbal Brands.

The Sale Transaction was completed on the Closing Date for a purchase price of $8.02 million including $7.02 million in cash paid on the Closing Date, and the issuance of a senior secured promissory note and security agreement by Buyer in favor of the Seller in the original principal amount of $1.00 million, (the “Note and Security Agreement”), which accrues interest at seven and one-half percent (7.50%) per annum, and for which interest is payable quarterly, in cash, until the March 21, 2025 maturity date. On the maturity date, all unpaid principal and accrued interest under the Note and Security Agreement is due and payable.

The Seller also expects to receive approximately $0.19 million in additional proceeds in connection with the sale of Herbal Brands's manufacturing equipment, which preceded the Closing Date.

The Company has identified and disclosed all subsequent events that require disclosure as of the date of this statement. Therefore, apart from the event disclosed, there are no other subsequent events that require disclosure as of the year end December 31, 2023.

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

As of December 31, 2023, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023.

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

The Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO - 2013’’).

Material Weaknesses in Internal Control over Financial Reporting

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

Management Plan to Remediate Material Weaknesses

During the year ended December 31, 2023, we made the following enhancements to our control environment:

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

c. For the subsidiary in Colombia remediation plans were implemented in 2023 to address the deficiency related to user access to certain information technology systems that support our financial reporting process.

We expect to implement the following measures in 2024 to continue to remediate the material weaknesses identified:

a. Adding more technical accounting resources to enhance our control environment and to allow for proper segregation of duties;

b. Locations other than Colombia: Enhance the company's accounting IT system with a system designed with the necessary functionality to adequately segregate functions and implement appropriate user access controls;

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

Under the direction of the audit committee of the board of directors, management will continue to take measures to remediate the material weakness in calendar year 2024. As such, we will continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weakness. We believe that our remediation plan will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.

We believe the corrective actions and controls need to be in operation for a sufficient period for management to conclude that the control environment is operating effectively and has been adequately tested through audit procedures. Therefore, the material weaknesses have not been remediated as of the date of this report.

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules promulgated by the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weakness described above. Except as noted above, no change to our internal control over financial reporting occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to Clever Leaves Holdings Inc.’s Proxy Statement for its 2024 Annual Shareholder Meeting to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to Clever Leaves Holdings Inc.’s Proxy Statement for its 2024 Annual Shareholder Meeting to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to Clever Leaves Holdings Inc.’s Proxy Statement for its 2024 Annual Shareholder Meeting to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to Clever Leaves Holdings Inc.’s Proxy Statement for its 2024 Annual Shareholder Meeting to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Marcum LLP, New York City, New York, PCAOB ID# 10592

Audit Fees and Services

Information required by this item is incorporated by reference to Clever Leaves Holdings Inc.’s Proxy Statement for its 2024 Annual Shareholder Meeting to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

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

4.8	Description of securities (incorporated by reference to Exhibit 5.1 to the annual report on Form 10-K filed with the SEC by Clever Leaves Holding Inc. on March 30, 2021).
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

10.13
Asset Purchase Agreement dated July 1, 2023, by and among Clever Leaves Holdings Inc., Clever Leaves Portugal Unipessoal, Lda. and Terra Verde, Lda. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on July 5, 2023)

10.14
Clever Leaves Holdings Inc. Amendment to the 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by on Clever Leaves Holdings Inc. on June 2, 2023)

10.15
First Share Purchase and Transfer Agreement, dated October 17, 2023, by and among Northern Swan Deutschland Holdings, Inc., Cansativa GmbH and EIP Entrepreneurial Investment GmbH (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K file with the SEC by Clever Leaves Holdings Inc.

10.16
Warrant Termination Agreement, dated December 18, 2023, by and between Clever Leaves Holdings Inc. and Schultze Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on December 20, 2023)

10.17
Purchase and Sale Deed dated January 26, 2024, by and among Clever Leaves II Portugal Cultivation, S.A and Álvaro Ricardo Villaverde Covões Gávea and Helena Cristina Martinho dos Santos Covões Gávea (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on February 1, 2024)

16.1
Letter from BDO Canada LLP as to the change in certifying accountant, dated as of September 14, 2022 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC by Clever Leaves Holdings Inc. on September 14, 2022).

21.1**	Subsidiaries of Clever Leaves Holdings Inc.
23.1**	Consent of Marcum LLP.
24.1	Power of Attorney (included on the signature page of this report).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Clever Leaves Holdings Inc. Policy for Recoupment of Incentive Compensation
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Date File - (formatted as Inline XBRL and contained in Exhibit 101)
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
April 1, 2024
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

Signature	Title	Date

/s/ Andres Fajardo	Director and Chief Executive Officer (Principal Executive Officer)	April 1, 2024
Andres Fajardo

/s/ Henry R. Hague, III	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2024
Henry R. Hague, III

/s/ George Schultze	Director	April 1, 2024
George Schultze

/s/ Elisabeth DeMarse	Director	April 1, 2024
Elisabeth DeMarse

/s/ Gary M. Julien	Director	April 1, 2024
Gary M. Julien

/s/ William Muecke	Director	April 1, 2024
William Muecke